Form 10QSB
period 1996-03-31
WHITEWING LABS INC
filed 1996-05-14
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                           EXCHANGE ACT OF 1934

            For the transition period from___________ to __________

                         Commission File No._____________

                             WHITEWING LABS, INC.
        (Exact name of small business registrant as specified in its charter)

            Delaware                                     95-4437350
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                  Identification Number)

15455 San Fernando Mission Blvd., #105, Mission Hills, CA      91345
(Address of principal executive office)                      (Zip Code)

Registrant's Telephone Number:  (818) 898-2167

Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of April 30, 1996, was 2,853,873






                                        1
                               WHITEWING LABS, INC.
                  FORM 10-QSB FOR QUARTER ENDED MARCH 31, 1996
                                TABLE OF CONTENTS

                                                                        Page
PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

               Balance Sheets at December 31, 1995 and March 31, 1996.....3

               Statements of Operations for the Three Months Ended
                  March 31, 1995 and 1996.................................5

               Statements of Cash Flows for the Three Months Ended
                   March 31, 1995 and 1996................................6

            Notes to the Financial Statements.............................8

Item 2.     Management's Discussion and Analysis of Results
              of Operations and Financial Condition.......................9

PART II.  OTHER INFORMATION..............................................14

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Stockholders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

              (a) Exhibits

              (b) Reports on Form 8-K

SIGNATURE PAGE...........................................................15


















                                       2

                               Whitewing Labs, Inc.
                                  Balance Sheets
                        December 31, 1995 and March 31, 1996

                                     ASSETS

                                                         Proforma
                                        December 31,   December 31,     March 31,
                                          1995             1995           1996
                                        -----------     ----------     ----------
                                                       (See Note 2)    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents             $  423,622     $4,323,622     $4,471,065
   Accounts receivable - other               17,115         17,115         15,612
   Inventories                              193,234        193,234        250,490
   Prepaid advertising                      355,932        355,932        455,533
   Prepaid legal retainer                    12,369         12,369          8,933
   Prepaid other expenses                    18,568         18,568         65,316
   Deferred taxes                            11,000         11,000         11,000
                                         ----------     ----------     ----------
      Total current assets                1,031,840      4,931,840      5,277,949
                                         ----------     ----------     ----------
EQUIPMENT:
   Furniture and fixtures                   112,748        112,748        117,899
   Less - accumulated depreciation          (18,848)       (18,848)       (22,712)
                                         ----------     ----------     ----------
                                             93,900         93,900         95,187
                                         ----------     ----------     ----------
OTHER ASSETS:
   Deferred advertising                     190,396        190,396        154,363
   Deferred offering costs                  152,071              0              0
   Investment in related-party
     partnership, at cost                   100,000        100,000        100,000
   Organization costs, net of
     accumulated amortization                 1,435          1,435          1,296
   Deferred taxes                           209,000        209,000        209,000
   Deposits                                   4,777          4,777         10,020
                                         ----------     ----------     ----------
                                            657,679         505,608        474,679
                                         ----------     ----------     ----------
TOTAL ASSETS                             $1,783,419      $5,531,348     $5,847,815
                                         ==========      ==========     ==========









                             See accompanying notes


                                       3

                               Whitewing Labs, Inc.
                                  Balance Sheets
                        December 31, 1995 and March 31, 1996

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         Proforma
                                        December 31,   December 31,     March 31,
                                           1995           1995            1996
                                        ----------      ----------     ----------
                                                       (See Note 2)    (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                     $   97,134      $   97,134     $   58,630
   Accrued liabilities                      64,531          64,531         36,789
   Dividends payable                        22,688          22,688              0
   Accrued interest payable                 43,051          43,051              0
   Deferred taxes                          220,000         220,000        220,000
   Due to shareholder                      114,247         114,247              0
                                        ----------      ----------     ----------
        Total current liabilities          561,651         561,651        315,419
                                        ----------      ----------     ----------
COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
   Cumulative convertible preferred
     stock, $.001 par value:
       Authorized, 500,000 shares
       Issued and outstanding, 272,500
         at December 31, 1995 and none
         at Proforma December 31, 1995
         and March 31, 1996                 32,149               0             0
Common stock, $.001 par value:
       Authorized, 10,000,000 shares
       Issued and outstanding, 1,125,000
         shares at December 31, 1995,
         2,606,876 at Proforma December
         31, 1995 and 2,828,873 shares
         at March 31, 1996                   1,434           2,607         2,828
   Paid-in capital                       1,177,358       5,656,263     6,353,309
   Deficit                                (689,173)       (689,173)     (823,741)
                                        ----------      ----------    ----------
        Shareholders' equity             1,221,768       4,969,697     5,532,396
                                        ----------      ----------    ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                    $1,783,419      $5,531,348    $5,847,815
                                        ==========      ==========    ==========






                             See accompanying notes


                                       4

                               Whitewing Labs, Inc.
                             Statements of Operations
                 For the Three Months Ended March 31, 1995 and 1996
                                   (Unaudited)
                                       1995            1996
                                    ----------      ----------
NET SALES                           $  571,325      $  996,028

COST OF GOODS SOLD                      75,386         130,164
                                    ----------      ----------
            Gross profit               495,939         865,864

OPERATING EXPENSES
     Advertising                       140,286         550,312
     Selling                           213,827         222,139
     General and administrative        147,355         233,818
                                    ----------      ----------
                                       501,468       1,006,269
                                    ----------      ----------
            Loss from operations        (5,529)       (116,630

OTHER INCOME                             6,910          23,775

INTEREST EXPENSE                        11,285           4,259
                                    ----------     -----------
            loss before provision
              for income Taxes          (9,904)       (120,889)

PROVISION FOR INCOME TAXES                   0           3,605
                                    ----------      ----------
NET LOSS                                (9,904)       (124,494)

PREFERRED STOCK DIVIDENDS
   PAID AND ACCRUED                 $   22,688      $   10,073
                                    ==========      ==========

PROFORMA LOSS PER COMMON SHARE      $    (0.01)
                                    ==========
LOSS PER COMMON SHARE                               $    (0.06)
                                                    ==========
PROFORMA WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING      1,412,577
                                     =========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         2,070,878
                                                     =========






                             See accompanying notes


                                       5

                               Whitewing Labs, Inc.
                             Statements of Cash Flows
                For the Three Months Ended March 31, 1995 and 1996
                                  (Unaudited)
                                                             1995       1996
                                                          ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                            $   (9,904) $ (124,494)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                         1,824       4,002
        Changes in assets and liabilities:
           Accounts receivable - other                       (4,476)      1,503
           Inventories                                      (63,066)    (57,256)
           Prepaid advertising                              (16,747)    (99,601)
           Prepaid legal retainers                           (5,000)      3,436
           Other prepaid expenses                           (34,795)    (46,744)
           Deferred advertising                             (35,372)     36,033
           Deposits                                            (529)     (5,243)
           Accounts payable                                  64,830     (48,745)
           Accrued liabilities                                    0     (17,502)
           Accrued interest payable                           1,285     (43,051)
                                                         ----------  ----------
           Net cash used in operating activities           (101,950)   (397,662)
                                                         ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and fixtures                      (21,581)     (5,150)
   Investment in related-party partnership                        0
                                                         ----------  ----------
           Net cash used in investing activities            (21,581)     (5,150)
                                                         ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred offering costs                                  (10,000)    152,071
   Net proceeds from issuance of common stock               801,000   4,130,039
   Net proceeds from issuance of common stock warrants            0     180,090
   Net proceeds from issuance of common
     stock upon exercise of options                               0     135,063
   Proceeds from convertible note payable                         0           0
   Payments to shareholder                                        0    (114,247)
   Payment of cash dividends                                (22,184)    (32,761)
                                                         ----------  ----------
           Net cash provided by financing activities        768,816   4,450,255
                                                         ----------  ----------
NET INCREASE IN CASH
      AND CASH EQUIVALENTS                                  645,285   4,047,443

CASH AND CASH EQUIVALENTS, beginning of year                639,369     423,622
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, end of period                 $1,284,654  $4,471,065
                                                         ==========  ==========


                             See accompanying notes


                                       6

                                                            1995        1996
                                                         ----------  ----------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
     Cash paid for income taxes                          $    1,664  $    3,605
                                                         ==========  ==========
     Cash paid for interest                              $   10,000  $    4,259
                                                         ==========  ==========

SUPPLEMENTAL DISCLOSURES OF
   NONCASH FINANCING ACTIVITIES:
     Preferred dividends declared                        $   22,688  $        0
                                                         ==========  ==========
     Cumulative convertible preferred stock
       converted to common stock                         $        0  $  732,149
                                                         ==========  ==========






































                            See accompanying notes

                              WHITEWING LABS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)


1.    Basis of Presentation and Summary of Significant Accounting Policies

    In the opinion of management and subject to year-end audit, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    Certain reclassifications have been made to the accompanying condensed financial statements to conform them with the current period presentation.


2.  Reincorporation in Delaware

    On February 9, 1996, Whitewing Labs, which had been incorporated under the laws of California, merged with and into Whitewing Labs, Inc., its wholly-owned subsidiary in order to reincorporate the Company in the State of Delaware (the "Reincorporation"). Following the Reincorporation, the business and operations of the Company have been conducted by the Company as a Delaware corporation rather than as a California corporation. The accompanying condensed financial statements give retroactive effect to the Reincorporation.


3.    Proforma Loss per Common Share

    Proforma loss per common share for the three month period ending March 31, 1995, is based upon the proforma weighted average number of common shares outstanding assuming the public offering of shares of the Company's common stock in February, 1996, had been completed as of January 1, 1995. For the three month period ended March 31, 1996, loss per common share is based on the historical weighted average number of shares outstanding.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



General. The Company continued its plan of expanding its customer database during the first quarter of 1996 by increasing its magazine advertisement placements and developing a direct mail campaign which both tests new mailing lists and identifies new names on lists used in the past.

    The Company's net sales for the three months ended March 31, 1995, were $571,325. Net sales for the three months ended March 31, 1996, were $996,028, a 74% increase over the same period in 1995.

    The Company's stated reason for the recent public offering was to generate adequate funds to allow for quicker growth of the Company's sales and database than would be achieved if the Company relied only on internally generated funds. Payments for advertising increased by over $880,000 for the first three months of 1996 compared to the same period last year. Advertising expense for the three months ended March 31, 1995, was $140,286, or 24.6% of net sales, while for the three months ended March 31, 1996, it increased to $550,312, or 55.3% of net sales.

    Orders from magazine advertisements and direct mailings happen over a period of time after the magazines containing the advertisements go on sale or the direct mail pieces are delivered to the Post Office. The funds from the public offering were available as of February 20,1996, which allowed for the expanded advertising placements to be made but not enough time to realize additional revenues in the first quarter. These timing differences were a primary cause of the net loss for the first quarter of 1996, which increased to $124,494, compared to a net loss of $9,904 for the same period last year. The Company's business plans continue to stress growth of the customer database over short-term profits; the Company's management believes net earnings will be driven by continued growth of the customer database.

    As of March 31, 1996, the Company had an accumulated deficit of $823,741. It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.

    The Company has formulated its business plans and strategies based on certain assumptions of the Company's management regarding the size of the market for nutritional supplements, the products which the Company will be able to offer to the over age forty market, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. The Company continues to believe its business plans and the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

    Like other distributors of consumer products, the Company encounters the risk of product returns from its customers. The Company's products are sold with an unconditional, money-back guarantee. Any customer who is not satisfied with a Company product for any reason may return it or any unused portion for a full refund of the purchase price. Although product returns to date have been approximately 3% of sales, which is substantially less than the national average of 5%, there can be no assurance that actual levels of returns will not significantly exceed amounts anticipated by the Company.

    The Company's operating results may vary significantly due to a variety of factors including changing customer profiles, the availability and cost of raw materials, the introduction of new products by the Company or its competitors, the timing of the Company's advertising and promotional campaigns, pricing pressures, general economic and industry conditions that affect customer demand, and other factors.


Results of Operations.

Net Sales. The Company realized net sales during the three months ended March 31, 1995 and 1996, of $571,325 and $996,028, respectively. At March 31,
1996, the Company's customer base had grown to approximately 59,000, up from approximately 17,000 customers at March 31, 1995.

    The average orders from new and existing customers were $55.31 and $82.19, respectively, for the three months ended March 31, 1996, compared to average orders of $62.21 from new customers and $76.60 from existing customers for the first three months of the prior year.

    Sales of the Company's Prostsafe[R] accounted for substantially all of the Company's sales for the three months ended March 31, 1995, and for approximately 81.3% of net sales for the three months ended March 31, 1996. The Company anticipates that sales of Prostsafe TM will continue to contribute a substantial but continually decreasing portion of total revenues to subsequent periods. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offering to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective markets or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which render the Company's products noncompetitive.


Gross Profit. Cost of goods sold for the Company's products represents a small percentage of net sales. During the three months ended March 31, 1995 and 1996, the Company recognized gross profits of $195,939 and $865,864, or 86.8% and 86.9%, respectively.


Advertising Expense. The costs of advertising in magazines, weekly publications and newspapers are paid in advance and generally are initially reflected as assets of the Company's balance sheet as prepaid advertising, consisting of amounts paid for advertisements that will appear in future
issues of a particular magazine.    Prepaid advertising costs are expensed as
and when the magazines containing the Company's advertisements are actually published. In the month that the magazines go on sales, the Company begins amortizing the cost for recognition as expense on the Company's statements of operations over a period of three or four months to approximate the timing of sales in response to the advertisements, based upon management estimates derived from the Company's customer database which includes customer indications of specific advertisements that gave rise to particular purchases. The unamortized portion of the costs for magazine advertisements that went on sale in the current month or previous months is reflected as deferred advertising. As of March 31, 1995 and 1996, The Company's balance sheets reflected approximately $138,026 and $609,896, respectively, in prepaid and deferred advertising.

    During the three months ended March 31, 1996, advertising expense increased to $550,312, compared to $140,286 for the same period last year.
Not only did advertising increase in absolute dollars during the three months ended March 31, 1996, it increased as a percentage of net sales to 55.3 compared to 24.6% of net sales for the same period last year. The Company's management believes its commitment to aggressively expanding its advertising budget will result in more rapid growth and profitability than if advertising expenses were maintained at approximately the same percentage of net sales as in the past. For the year ended December 31, 1995, advertising expense was 37.5% of net sales. If the Company had limited advertising to this same percentage of net sales for the three months ended March 31, 1996, advertising expense would have been approximately $245,023 and net income for the first three months of 1996 would have been approximately $180,795.

Selling Expense. During the three months ended March 31, 1996, selling expenses increased to $222,139, compared to $213,827 for the same period in 1995, but decreased as a percentage of net sales to 22.3%, compared to 37.4% of net sales for the three months ended March 31, 1995.


General and Administrative Expense. General and administrative expenses have increased as a function of the increasing volume of sales, as the Company has been required to expand its office facilities, purchase additional computers and other office equipment, and pay for increased postage and supplies. In August, 1995, The Company developed a Customer Service Department which is staffed with the Company's own employees located in its offices. This function did not exist during the first quarter of 1995. Also included in general and administrative expenses are legal expenses relating to trademark research on new products and review of the quarterly Journal of Natural Health[TM]. For the three months ended March 31, 1995, general and administrative expenses represented 25.8% of net sales, decreasing as a percentage of net sales to 23.5% for the three months ended March 31, 1996.


Loss From Operations. The Company incurred losses from operations for the three months ended March 31, 1995, of $5,529, compared to $140,405 during the three months ended March 31, 1996. Most of these losses during the first quarter of 1996 were attributable to increases in advertising and to legal costs incurred primarily after the first quarter of 1995 and continuing into 1996.


Interest Expense. For the three months ended March 31, 1995, interest expense related to loans from Acacia Research Corporation, a principal investor in the Company, and a convertible note payable was $11,285, or 1.9% of sales.

    The amounts remaining due and payable to Acacia Research Corporation were paid out of the net proceeds to the Company from the public offering, including interest expense during the first quarter of 1996 of $4,259, or 0.4% of sales.


Liquidity and Capital Resources

    During the first three months of 1995, the Company privately sold an aggregate of 135,750 shares of its Common Stock to a total of seven "accredited investors" (as the term is defined in the rules and regulations of the Securities and Exchange Commission under the Securities Act of 1933, as amended), raising gross proceeds totaling $856,500.

    On March 31, 1995, the Company had on hand approximately $1,284,654. However, from inception through March 31, 1995, the Company had operated at a loss, as its efforts had been focused on the development of a customer base. Management anticipated that additional capital would be required by the end of the year to finance the Company's operations at an increased level.

    On February 20 and March 18, 1996, the Company closed its stock offering of 1,035,000 shares of common stock, raising net proceeds of approximately $4,129,000. Additional net proceeds of approximately $180,000 were also raised from the sale of stock warrants during this offering. The proceeds are being used to finance accelerated marketing, advertising and promotional activities, and the increased levels of inventories necessary to fulfill orders generated by the increased promotional activity.

    At March 31, 1996, the Company had on hand approximately $4,471,065. The loan balance of $114,247 due to a major stockholder of the Company was repaid with accrued interest of approximately $47,310 on February 21, 1996, from proceeds of the offering. The Company believes that expected cash flow plus the proceeds of the offering will finance the Company's operations at currently anticipated levels for a period of at least 12 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

PART II  OTHER INFORMATION

Item 1.     Legal proceedings
      In February, 1995, a lawsuit was filed against the Company alleging infringement, unfair competition and other claims. On January 19, 1996, the parties entered into a mutual general release and settlement agreement pursuant to which the Company agree that future advertisements for Prostsafe(R) would not employ certain wording and format used in advertisements by the plaintiff for its competing products, and the lawsuit was dismissed with prejudice with each party paying all of its own costs and expenses.

Item 2.     Changes in Securities
              None

Item 3.     Defaults upon Senior Securities
              None

Item 4.     Submission of matters to a vote of security holders
              None

Item 5.     Other information
              None

Item 6.     Exhibits and reports on Form 8-K

              (a)  Exhibits
                     Exhibit 27, Financial Data Schedule           Page 16

              (b)  Reports on Form 8-K
                     None

SIGNATURE PAGE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       WHITEWING LABS, INC.


Date:                                     /s/    Cynthia Kolke
                                       ---------------------------
                                       Cynthia Kolke,
                                       President

                                         /s/  Robert P. Mason, Jr.
                                       ---------------------------
                                       Robert P. Mason, Jr.
                                       Chief Financial Officer