Form 10QSB
period 1996-06-30
WHITEWING LABS INC
filed 1996-08-13
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of July 31, 1996, was 2,883,890.






                                        1
                               WHITEWING LABS, INC.
                  FORM 10-QSB FOR QUARTER ENDED JUNE 30, 1996
                                TABLE OF CONTENTS

                                                                        Page
PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Balance Sheets at December 31, 1995 and June 30, 1996.........3

            Statements of Operations for the Quarters and Six Months
                Ended June 30, 1995 and 1996..............................5

            Statements of Cash Flows for the Six Months Ended
                June 30, 1995 and 1996....................................6

            Notes to the Financial Statements.............................8

Item 2.     Management's Discussion and Analysis of Results
              of Operations and Financial Condition......................10

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

Item 6.     Exhibits and Reports on Form 8-K

              (a) Exhibits

              (b) Reports on Form 8-K

SIGNATURE PAGE...........................................................15


















                                       2



                               Whitewing Labs, Inc.
                                  Balance Sheets
                        December 31, 1995 and June 30, 1996

                                     ASSETS

                                                         Proforma
                                        December 31,   December 31,     June 30,
                                          1995             1995           1996
                                        -----------     ----------     ----------
                                                       (See Note 2)    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents             $  423,622     $4,323,622     $3,737,276
   Accounts receivable - other               17,115         17,115         28,089
   Inventories                              193,234        193,234        198,265
   Prepaid advertising                      355,932        355,932         61,157
   Prepaid legal retainer                    12,369         12,369          5,090
   Prepaid other expenses                    18,568         18,568         21,960
   Deferred taxes                            11,000         11,000         11,000
                                         ----------     ----------     ----------
      Total current assets                1,031,840      4,931,840      4,062,837
                                         ----------     ----------     ----------
EQUIPMENT:
   Furniture and fixtures                   112,748        112,748        119,767
   Less - accumulated depreciation          (18,848)       (18,848)       (28,031)
                                         ----------     ----------     ----------
                                             93,900         93,900         91,736
                                         ----------     ----------     ----------
OTHER ASSETS:
   Deferred advertising                     190,396        190,396        374,240
   Deferred offering costs                  152,071              0              0
   Investment in related-party
     partnership, at cost                   100,000        100,000        100,000
   Organization costs, net of
     accumulated amortization                 1,435          1,435          1,158
   Deferred taxes                           209,000        209,000        209,000
   Deposits                                   4,777          4,777         10,020
                                         ----------     ----------     ----------
                                            657,679         505,608       694,418
                                         ----------     ----------     ----------
TOTAL ASSETS                             $1,783,419      $5,531,348     $4,848,991
                                         ==========      ==========     ==========







                             See accompanying notes


                                       3

                               Whitewing Labs, Inc.
                                  Balance Sheets
                        December 31, 1995 and June 30, 1996

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         Proforma
                                        December 31,   December 31,     June 30,
                                           1995           1995            1996
                                        ----------      ----------     ----------
                                                       (See Note 2)    (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                     $   97,134      $   97,134     $   78,906
   Accrued liabilities                      64,531          64,531          9,960
   Dividends payable                        22,688          22,688              0
   Accrued interest payable                 43,051          43,051              0
   Deferred taxes                          220,000         220,000        220,000
   Due to shareholder                      114,247         114,247              0
                                        ----------      ----------     ----------
        Total current liabilities          561,651         561,651        308,866
                                        ----------      ----------     ----------
COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
   Cumulative convertible preferred
     stock, $.001 par value:
       Authorized, 500,000 shares
       Issued and outstanding, 272,500
         at December 31, 1995 and none
         at Proforma December 31, 1995
         and June 30, 1996                 732,149               0              0
   Common stock, $.001 par value:
       Authorized, 10,000,000 shares
       Issued and outstanding, 1,125,000
         shares at December 31, 1995,
         2,606,876 at Proforma December
         31, 1995 and 2,883,875 shares
         at June 30, 1996                    1,434           2,607         2,883
   Paid-in capital                       1,177,358       5,656,263     6,349,882
   Deficit                                (689,173)       (689,173)   (1,812,640)
                                        ----------      ----------    ----------
        Shareholders' equity             1,221,768       4,969,697     4,540,125
                                        ----------      ----------    ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                    $1,783,419      $5,531,348    $4,848,991
                                        ==========      ==========    ==========

                             See accompanying notes







                                       4

                               Whitewing Labs, Inc.
                             Statements of Operations
(Unaudited)

                                 Quarter ended June 30,         Six months ended June 30,
                                  1995            1996            1995            1996
                                --------      -----------      ----------     -----------
NET SALES                       $650,074      $   927,415      $1,220,930     $ 1,923,442

COST OF GOODS SOLD                86,097          111,088         161,758         241,252
                                --------      -----------      ----------     -----------
    Gross profit                 563,977          816,327       1,059,172       1,682,190

OPERATING EXPENSES
  Advertising                    224,730          674,887         365,016       1,225,199
  Selling                        198,977          912,158         413,782       1,134,295
  General and administrative     144,181          264,194         290,314         498,014
                                -------       -----------       ---------     ------------
                                 567,888        1,851,239       1,069,112       2,857,508
                                --------      -----------       ---------     ------------
    Loss from operations          (3,911)      (1,034,912)         (9,940)     (1,175,318)

OTHER INCOME                      11,202           46,068          18,611          69,844

INTEREST EXPENSE                   4,227                0          15,511           4,259
                                --------      -----------       ---------     -----------
    Income (loss) before
    provision for income taxes     3,064         (988,844)         (6,840)     (1,109,733)

PROVISION FOR INCOME TAXES         5,000                0           5,000           3,605
                                --------       ----------       ---------     -----------
NET LOSS                          (1,936)        (988,844)        (11,840)     (1,113,338)

PREFERRED STOCK DIVIDENDS
  EARNED AND ACCRUED            $ 22,688       $        0       $  22,688     $    10,073
                                --------       ----------       ----------    -----------

    Net loss attributable
    to common stockholders      $(24,624)      $ (988,844)        (34,528)    $(1,123,411)
                                ========       ==========       ==========     ===========

PROFORMA LOSS
  PER COMMON SHARE              $  (0.01)                       $   (0.01)
                                =========                       =========
LOSS PER COMMON SHARE                          $    (0.39)                     $     (0.44)
                                               ==========                      ===========
PROFORMA WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
    OUTSTANDING                1,576,361                        1,568,402
                               =========                        =========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                    2,540,057                        2,527,370
                                                =========                        =========

                             See accompanying notes
                                       5

                               Whitewing Labs, Inc.
                             Statements of Cash Flows
                For the Six Months Ended June 30, 1995 and 1996
                                  (Unaudited)
                                                             1995           1996
                                                          ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                            $  (11,840)     $(1,113,338)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                         4,186            9,183
        Changes in assets and liabilities:
           Accounts receivable - other                       (7,532)         (10,974)
           Inventories                                      (75,323)          (5,031)
           Prepaid advertising                             (125,109)         294,775
           Prepaid legal retainers                          (24,528)           7,279
           Other prepaid expenses                           (44,096)          (3,392)
           Deferred advertising                            (127,000)        (183,844)
           Deposits                                             372           (5,243)
           Accounts payable                                 (17,964)         (18,228)
           Accrued liabilities                                4,133          (54,571)
           Accrued interest payable                           9,540          (43,051)
           Unearned revenue                                  46,000                0
                                                         ----------       ----------
           Net cash used in operating activities           (369,161)      (1,126,158)
                                                         ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and fixtures                      (67,722)          (7,019)
                                                         -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Investment in related-party partnership                 (100,000)               0
   Deferred offering costs                                  (25,000)         152,071
   Net proceeds from issuance of common stock               878,792        4,121,780
   Net proceeds from issuance of common stock warrants            0          180,090
   Net proceeds from issuance of common
     stock upon exercise of options                               0          139,954
   Payments to shareholder                                 (200,000)        (114,247)
   Payment of cash dividends                                (44,872)         (32,817)
                                                         ----------       ----------
           Net cash provided by financing activities        508,920        4,446,831
                                                         ----------       ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    72,037        3,313,654

CASH AND CASH EQUIVALENTS, beginning of year                639,369          423,622
                                                          ---------       ----------
CASH AND CASH EQUIVALENTS, end of period                 $  711,406       $3,737,276
                                                         ==========       ==========






                              See accompanying notes

                                       6
                                                            1995           1996
                                                         ----------      ----------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
     Cash paid for income taxes                          $    5,000      $    3,605
                                                         ==========      ==========
     Cash paid for interest                              $        0      $   47,310
                                                         ==========      ==========

SUPPLEMENTAL DISCLOSURES OF
   NONCASH FINANCING ACTIVITIES:
     Preferred dividends declared                        $   22,688      $        0
                                                         ==========      ==========
     Cumulative convertible preferred stock
       converted to common stock                         $        0      $  732,149
                                                         ==========      ==========







































                            See accompanying notes


                                         7
                              WHITEWING LABS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 1996
                                  (Unaudited)


1.    Summary of Significant Accounting Policies

    a.  Basis of presentation

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

    b.  Deferred Advertising

    In December 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-7 (SOP 93-7) entitled "Reporting on Advertising Costs". The Company adopted SOP 93-7 effective January 1, 1995. From 1995 forward, magazines, weekly publications, and newspaper placements became an increasing component of the Company's direct-response marketing efforts. The Company defers the cost of such placements as their primary purpose is to elicit sales to customers. Respondents are logged into a customer database which indicates the source of each customer's response to the specific advertisement.

    The costs of advertising placements are amortized, based upon management's estimates, over the periods in which the related direct responses are received. Newspaper and weekly publications are amortized in the month of issue. Magazines and direct mailings which are available prior to the middle of the month preceding the issue date are amortized over a three month period. Magazines which are available subsequent to the middle of the month preceding the issue date are amortized over a four month period. The magazine amortization percentages used by the Company amortize 90 to 100 percent of the deferred costs over three months with 60 to 80 percent of the costs amortized over two months. Substantially all of the deferred advertising costs will be fully amortized within four months of December 31, 1995 and June 30, 1996.

    c.  Reclassifications

    Certain reclassifications have been made to the accompanying condensed financial statements to conform them with the current period presentation.






                                         8

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

3.    Proforma Loss per Common Share

    Proforma loss per common share for the quarter and six month period ended June 30, 1995, is based upon the proforma weighted average number of common shares outstanding assuming the public offering of shares of the Company's common stock in February, 1996, had been completed as of January 1, 1995. For the quarter and six month period ended June 30, 1996, loss per common share is based on the historical weighted average number of shares outstanding.

4.    Product Return Reserve

   An accrual for estimated sales returns is included in accrued liabilities in the amounts of $17,000 and $5,000 at December 31, 1995 and June 30, 1996, respectively.

5.    Subsequent Event

    In August 1996, the Company acquired 4,300 shares of its common stock for approximately $14,000. The repurchase of these shares was in connection with a stock repurchase program announced in July 1996 in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market. The purpose of the stock repurchase program is to enhance shareholder value.























                                       9
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



General. The Company continued its plan of expanding its customer database during the first half of 1996 by increasing its magazine advertisement placements and developing a direct mail campaign which both tests new mailing lists and identifies new names on lists used in the past.

The Company's recent public offering was to generate adequate funds to allow for quicker growth of the Company's sales and database than would be achieved if the Company relied only on internally generated funds. Payments for advertising increased by over $860,000 for the first six months of 1996 compared to the same period last year. Advertising expense for the six months ended June 30, 1995 was $365,016, or 29.9%, of net sales, while for the six months ended June 30, 1996 it increased to $1,225,199, or 63.7%, of net sales.

    Orders from magazine advertisements and direct mailings are received over a period of time after the magazines containing the advertisements go on sale or the direct mail pieces are delivered to the Post Office. The funds from the public offering were available as of February 20,1996, which allowed for the expanded advertising placements to be made but not enough time to realize additional revenues in the first half of the year. These timing differences were a primary cause of the net loss for the first half of 1996, which increased to $1,113,338, compared to a net loss of $11,840 for the same period last year. The Company's business plans continue to stress growth of the customer database over short-term profits; the Company's management believes net earnings will be driven by continued growth of the customer database.

    As of June 30, 1996, the Company had an accumulated deficit of $1,812,640. It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.

    The Company has formulated its business plans and strategies based on certain assumptions of the Company's management regarding the size of the market for nutritional supplements, the products which the Company will be able to offer to the over age forty market, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. The Company continues to believe its business plans and the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the





                                         10
Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

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


Results of Operations.

Net Sales. The Company realized net sales during the six months ended June 30, 1996 of $1,923,442, an increase of approximately 57.5% over net sales of $1,220,930 generated during the six months ended June 30, 1995. At June 30, 1996, the Company's customer base had grown to approximately 70,000, up from approximately 22,000 customers at June 30, 1995.

    The average orders from new and existing customers were approximately $58 and $78 respectively, for the six months ended June 30, 1996, compared to average orders of approximately $50 from new customers and $74 from existing customers respectively for the first six months of the prior year.

    Sales of the Company's Prostsafe[R] accounted for substantially all of the Company's sales for the six months ended June 30, 1995, and for approximately 77.0% of net sales for the six months ended June 30, 1996. The Company anticipates that sales of Prostsafe TM will continue to contribute a substantial but continually decreasing percentage of total revenues to subsequent periods. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offering to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in




                                        11
developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective markets or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which render the Company's products noncompetitive.


Gross Profit. Cost of goods sold for the Company's products represents a small percentage of net sales. During the six months ended June 30, 1995 and 1996, the Company recognized gross profits of $1,059,172 and $1,682,190, or 86.8% and 87.5%, respectively.


Advertising Expense. During the six months ended June 30, 1996, advertising expense increased to $1,225,199, compared to $365,016 for the same period last year. The increase includes the cost of advertising three new products and increasing the number of advertisements placed for existing products. Not only did advertising increase in absolute dollars during the six months ended June 30, 1996, it increased as a percentage of net sales to 63.7% compared to 29.9% of net sales for the same period last year. The Company's management believes its commitment to aggressively expanding its advertising budget will result in more rapid growth and profitability than if advertising expenses were maintained at approximately the same percentage of net sales as in the past. For the year ended December 31, 1995, advertising expense was 37.5% of net sales.


Selling Expense. During the six months ended June 30, 1996, selling expenses increased to $1,134,295, compared to $413,782 for the same period in 1995, and increased as a percentage of net sales to 59.0%, compared to 33.9% of net sales for the six months ended June 30, 1995. The increase reflects the increased costs of marketing to an expanded customer base and the Company's marketing of Prostsafe via direct mail.


General and Administrative Expense. General and administrative expenses have increased as a function of the increasing volume of sales, as the Company has been required to expand its office facilities, purchase additional computers and other office equipment, and pay for increased postage and supplies. In August, 1995, The Company developed a Customer Service Department which is staffed with the Company's own employees located in its offices. This function did not exist during the first half of 1995. Also included in general and administrative expenses are legal expenses relating to trademark research on new products and review of all advertising copy. For the six months ended June 30, 1995, general and administrative expenses represented 23.8% of net sales, increasing as a percentage of net sales to 25.9% for the six months ended June 30, 1996.


Loss From Operations. The Company incurred losses from operations for the six months ended June 30, 1995 of $9,940, compared to $1,175,318 during the six months ended June 30, 1996. Most of these losses during the first half of 1996 were attributable to increases in advertising and selling costs.




                                        12
Interest Expense. For the six months ended June 30, 1995, interest expense of $15,511, representing 1.3% of sales, was related to loans from Acacia
Research Corporation, a principal investor in the Company, and a convertible note payable.

    The amounts remaining due and payable to Acacia Research Corporation, including interest expense of $4,259, were paid out of the net proceeds to the Company from the public offering. For the six months ended June 30, 1996, interest expense represented 0.2% of sales.


Liquidity and Capital Resources

    During the first six months of 1995, the Company privately sold an aggregate of 166,417 shares of its Common Stock to a total of eight "accredited investors" (as the term is defined in the rules and regulations of the Securities and Exchange Commission under the Securities Act of 1933, as amended), raising gross proceeds totaling $1,029,000.

    On June 30, 1995, the Company had cash on hand of $711,406. However, from inception through June 30, 1995, the Company had operated at a loss, as its efforts had been focused on the development of a customer base. Management anticipated that additional capital would be required by the end of the year to finance the Company's operations at an increased level.

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

    At June 30, 1996, the Company had cash on hand of $3,737,276.
The loan balance of $114,247 due to a major stockholder of the Company was repaid with accrued interest of approximately $47,310 on February 21, 1996, from proceeds of the offering. The balance was used primarily for magazine and direct mail advertising The Company believes that expected cash flow plus the proceeds of the offering will finance the Company's operations at currently anticipated levels for a period of at least 12 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

















                                      13
PART II  OTHER INFORMATION

Item 1.     Legal proceedings
      In February 1995, a lawsuit was filed against the Company alleging infringement, unfair competition and other claims. On January 19, 1996, the parties entered into a mutual general release and settlement agreement pursuant to which the Company agree that future advertisements for Prostsafe(R) would not employ certain wording and format used in advertisements by the plaintiff for its competing products, and the lawsuit was dismissed with prejudice with each party paying all of its own costs and expenses.

      The Company was notified by letter dated January 12, 1996, that the Federal Trade Commission (FTC) is conducting a preliminary, non-public investigation regarding the advertising and sale of Prostsafe. The Company does not believe that this advertisement makes any false or unsubstantiated claims and has submitted a formal written response to the FTC inquiry. If the FTC is satisfied with the substantiation provided, it is anticipated that the investigation will be closed without further action. Otherwise the Company could be required to modify and discontinue certain of its advertising. The FTC also has the power to seek financial restitution in cases where the FTC believes that the advertising was materially false. The Company could contest any adverse determination it believes is inappropriate before an administrative law judge or in federal court.

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

Item 4.     Submission of matters to a vote of security holders
              None

Item 5.     Other information
              None

Item 6.     Exhibits and reports on Form 8-K

              (a)  Exhibits
                     Exhibit 27, Financial Data Schedule           Page 16

              (b)  Reports on Form 8-K
                     None














                                      14
SIGNATURE PAGE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       WHITEWING LABS, INC.


Date:  August 13, 1996                   /s/    Cynthia Kolke
                                       ---------------------------
                                       Cynthia Kolke,
                                       President

                                         /s/  Elizabeth M. Meisler
                                       ---------------------------
                                       Elizabeth M. Meisler,
                                       Chief Financial Officer








































                                       15