Form 10QSB
period 1996-09-30
WHITEWING LABS INC
filed 1996-10-23
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]








                                        1


                               WHITEWING LABS, INC.
                  FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 1996
                                TABLE OF CONTENTS

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Balance Sheets at December 31, 1995 and September 30, 1996.........3

            Statements of Operations for the Quarters and Nine Months
                Ended September 30, 1995 and 1996..............................5

            Statements of Cash Flows for the Nine Months Ended
                September 30, 1995 and 1996....................................6

            Notes to the Financial Statements..................................8

Item 2.     Management's Discussion and Analysis of Results
              of Operations and Financial Condition...........................11

PART II.  OTHER INFORMATION...................................................15

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Stockholders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

              (a) Exhibits

              (b) Reports on Form 8-K

SIGNATURE PAGE............................................................... 17
















                                       2



                               Whitewing Labs, Inc.
                                  Balance Sheets
                        December 31, 1995 and September 30, 1996

                                     ASSETS

                                                         Proforma
                                        December 31,   December 31,     September 30,
                                          1995             1995             1996
                                        -----------     ----------     --------------
                                                       (See Note 2)    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents             $  423,622     $4,323,622         $3,500,574
   Accounts receivable - other               17,115         17,115             23,476
   Inventories                              193,234        193,234            147,373
   Prepaid advertising                      355,932        355,932            107,531
   Prepaid legal retainer                    12,369         12,369              2,259
   Prepaid other expenses                    18,568         18,568             28,583
   Deferred taxes                            11,000         11,000             11,000
                                         ----------     ----------         ----------
      Total current assets                1,031,840      4,931,840          3,820,796
                                         ----------     ----------         ----------
EQUIPMENT:
   Furniture and fixtures                   112,748        112,748            119,443
   Less - accumulated depreciation          (18,848)       (18,848)           (33,519)
                                         ----------     ----------         ----------
                                             93,900         93,900             85,924
                                         ----------     ----------         ----------
OTHER ASSETS:
   Deferred advertising                     190,396        190,396            215,361
   Deferred offering costs                  152,071              0                  0
   Investment in related-party
     partnership, at cost                   100,000        100,000            100,000
   Organization costs, net of
     accumulated amortization                 1,435          1,435              1,019
   Deferred taxes                           209,000        209,000            119,000
   Deposits                                   4,777          4,777              6,965
                                         ----------     ----------         ----------
                                            657,679         505,608           442,345
                                         ----------     ----------         ----------
TOTAL ASSETS                             $1,783,419      $5,531,348        $4,349,065
                                         ==========      ==========        ==========







                             See accompanying notes


                                       3

                               Whitewing Labs, Inc.
                                  Balance Sheets
                        December 31, 1995 and September 30, 1996

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         Proforma
                                        December 31,   December 31,     September 30,
                                           1995           1995              1996
                                        ----------      ----------     --------------
                                                       (See Note 2)       (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                     $   97,134      $   97,134         $  141,870
   Accrued liabilities                      64,531          64,531              8,038
   Dividends payable                        22,688          22,688                  0
   Accrued interest payable                 43,051          43,051                  0
   Deferred taxes                          220,000         220,000            130,000
   Due to shareholder                      114,247         114,247                  0
                                        ----------      ----------         ----------
        Total current liabilities          561,651         561,651            279,908
                                        ----------      ----------         ----------
COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
   Cumulative convertible preferred
     stock, $.001 par value:
       Authorized, 500,000 shares
       Issued and outstanding, 272,500
         at December 31, 1995 and none
         at Proforma December 31, 1995
         and September 30, 1996            732,149               0                  0
   Common stock, $.001 par value:
       Authorized, 10,000,000 shares
       Issued and outstanding, 1,125,000
         shares at December 31, 1995,
         2,606,876 at Proforma December
         31, 1995 and 2,883,890 shares
         at September 30, 1996               1,434           2,607             2,883
   Paid-in capital                       1,177,358       5,656,263         6,345,511
   Deficit                                (689,173)       (689,173)       (2,235,818)
   Less--
       Treasury stock, at cost
         16,600 shares                           0               0           (43,419)
                                        ----------      ----------        ----------
        Shareholders' equity             1,221,768       4,969,697         4,069,157
                                        ----------      ----------        ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                    $1,783,419      $5,531,348        $4,349,065
                                        ==========      ==========        ==========



                             See accompanying notes


                                       4

                               Whitewing Labs, Inc.
                             Statements of Operations
                                   (Unaudited)
                                       Quarter ended               Nine months ended
                                        September 30,                 September 30,
                                    1995            1996          1995            1996
                                ----------    -----------      ----------     -----------
NET SALES                       $1,046,646    $   812,843      $2,268,045      $2,736,285

COST OF GOODS SOLD                 138,397        134,693         299,881         375,945
                                ----------    -----------      ----------     -----------
    Gross profit                   908,249        678,150       1,968,164       2,360,340

OPERATING EXPENSES
  Advertising                      370,412        540,920         735,428       1,766,119
  Selling                          314,381        384,613         727,186       1,518,908
  General and administrative       175,911        216,933         467,477         714,946
                                  --------    -----------       ---------    ------------
                                   860,704      1,142,466       1,930,091       3,999,973
                                  --------    -----------       ---------    ------------
  Income (loss) from operations     47,545       (464,316)         38,073      (1,639,633)

OTHER INCOME                         6,677         41,138          24,788         110,981

INTEREST EXPENSE                     2,304              0          17,814          4,259
                                  --------    -----------       ---------    -----------
  Income (loss) before
  provision for income taxes        51,918       (423,178)         45,047      (1,532,911)

PROVISION FOR INCOME TAXES               0              0           5,000           3,605
                                  --------     ----------       ---------     -----------
NET INCOME (LOSS)                   51,918       (423,178)         40,047      (1,536,516)

PREFERRED STOCK DIVIDENDS
  EARNED AND ACCRUED              $ 22,688     $        0       $  69,615     $    10,073
                                  --------     ----------       ---------     -----------

  Net loss attributable
  to common stockholders          $ 29,230     $ (423,178)        (29,568)    $(1,546,589)
                                  ========     ==========       =========     ===========

PROFORMA INCOME
  PER COMMON SHARE                $   0.03                     $     0.02
                                 =========                      =========
LOSS PER COMMON SHARE                         $    (0.16)                     $     (0.58)
                                               =========                      ===========
PROFORMA WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
    OUTSTANDING                  1,726,856                      1,635,575
                                 =========                      =========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   2,649,287                        2,647,288
                                               =========                       ==========

                             See accompanying notes
                                       5

                               Whitewing Labs, Inc.
                             Statements of Cash Flows
                For the Nine Months Ended September 30, 1995 and 1996
                                  (Unaudited)
                                                             1995           1996
                                                          ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $  40,047       $(1,536,516)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                         9,370            14,671
        Changes in assets and liabilities:
           Accounts receivable - other                      (45,720)           (6,361)
           Inventories                                      (56,299)           45,861
           Prepaid advertising                             (152,527)          248,401
           Prepaid legal retainers                          (34,082)           10,110
           Other prepaid expenses                           (41,215)           (9,599)
           Deferred advertising                            (179,192)          (24,965)
           Deposits                                             373            (2,188)
           Accounts payable                                  71,821            44,736
           Accrued liabilities                                1,914           (56,493)
           Accrued interest payable                          11,844           (43,051)
           Unearned revenue                                  51,000                 0
                                                         ----------        ----------
           Net cash used in operating activities           (322,666)       (1,315,394)
                                                         ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and fixtures                      (87,954)          (6,695)
                                                         -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Investment in related-party partnership                 (100,000)               0
   Deferred offering costs                                  (75,001)         152,071
   Net proceeds from issuance of common stock               878,792        4,117,350
   Net proceeds from issuance of common stock warrants            0          180,090
   Net proceeds from issuance of common
     stock upon exercise of options                               0          140,013
   Repurchase of common stock                                     0          (43,419)
   Payments to shareholder                                 (200,000)        (114,247)
   Payment of cash dividends                                (67,561)         (32,817)
                                                         ----------       ----------
           Net cash provided by financing activities        436,230        4,399,041
                                                         ----------       ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    25,610        3,076,952

CASH AND CASH EQUIVALENTS, beginning of year                639,369          423,622
                                                          ---------       ----------
CASH AND CASH EQUIVALENTS, end of period                 $  664,979       $3,500,574
                                                         ==========       ==========




                              See accompanying notes


                                       6
                                                            1995           1996
                                                         ----------      ----------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
     Cash paid for income taxes                          $    5,000      $    3,605
                                                         ==========      ==========
     Cash paid for interest                              $        0      $   47,310
                                                         ==========      ==========

SUPPLEMENTAL DISCLOSURES OF
   NON CASH FINANCING ACTIVITIES:
     Preferred dividends declared                        $   22,688      $        0
                                                         ==========      ==========
     Cumulative convertible preferred stock
       converted to common stock                         $        0      $  732,149
                                                         ==========      ==========
     Common stock issued in lieu of stock issuance
       commission                                        $    2,500      $        0
                                                         ==========      ==========

     Note payable converted to common stock              $  200,000      $        0
                                                         ==========      ==========
































                            See accompanying notes



                                         7
                              WHITEWING LABS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


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

    The costs of advertising placements are amortized, based upon management's estimates, over the periods in which the related direct responses are received. Newspaper and weekly publications are amortized in the month of issue. Magazines and direct mailings which are available prior to the middle of the month preceding the issue date are amortized over a three month period. Magazines which are available subsequent to the middle of the month preceding the issue date are amortized over a four month period. The magazine amortization percentages used by the Company amortize 90 to 100 percent of the deferred costs over three months with 60 to 80 percent of the costs amortized over two months. Substantially all of the deferred advertising costs will be fully amortized within four months of December 31, 1995 and September 30, 1996.

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

    On February 20, 1996, the Company completed its initial public offering and received approximately $4,100,000. Cash and cash equivalents in the accompanying proforma balance sheet as of December 31, 1995 reflect the receipt of these proceeds net of approximately $200,000 in offering costs.

3.    Income (Loss) per Common Share

    Proforma income per common share for the quarter and nine month period ended September 30, 1995, is based upon the proforma weighted average number of common shares outstanding assuming the public offering of shares of the Company's common stock in February, 1996, had been completed as of January 1, 1995. For the quarter and nine month period ended September 30, 1996, loss per common share is based on the historical weighted average number of shares outstanding.

4.    Product Return Reserve

   An accrual for estimated sales returns is included in accrued liabilities in the amounts of $17,000 and $5,000 at December 31, 1995 and September 30, 1996, respectively.

5.    Stock Repurchase

    During the third quarter of 1996, the Company acquired 16,600 shares of its common stock for approximately $43,000. The repurchase of these shares was in connection with a stock repurchase program announced in July 1996 in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market. The purpose of the stock repurchase program is to enhance shareholder value.

6.    Litigation

    The Company was notified by letter dated January 12, 1996, that the Federal Trade Commission (FTC) is conducting a preliminary, non-public investigation regarding the advertising and sale of Prostsafe, which represents 77% of total Company sales. The Company does not believe that this advertisement makes any false or unsubstantiated claims and has submitted a formal written response to the FTC inquiry. If the FTC is satisfied with the substantiation provided, it is anticipated that the investigation will be closed without further action. Otherwise the Company could be required to modify and discontinue certain of its advertising. The FTC also has the power to seek financial restitution in cases where the FTC believes that the advertising was materially false. The Company could contest any adverse determination it believes is inappropriate before an administrative law judge or in federal court.

                                         9
    On August 16, 1996, a former director of the Company and her husband, filed a legal action against the Company and its principal shareholder in the United States District Court in Los Angeles, entitled Christoper D. Hodges and Ann P. Hodges v. Acacia Research Corporation and Whitewing Labs, Inc., Case No 96-5551R (Ex). The suit alleges, among other things, that the Company improperly refused to permit the exercise of an option to purchase 15,000 shares of the Company's common stock and seeks $106,000 in damages from the Company. The co-defendant in the lawsuit has assumed primary defense thereof, and has accepted sole responsibility for all litigation costs incurred by or on behalf of the Company in connection with the legal defense of the action. Although the ultimate outcome of this litigation cannot be predicted with certainty, the Company's management does not believe that this matter will have a material effect on the Company's results of operations or financial position.












































                                       10
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



General. The Company continued its plan of expanding its customer database during the first three quarters of 1996 by increasing its magazine advertisement placements and developing a direct mail campaign which both tests new mailing lists and identifies new names on lists used in the past.

The Company's recent public offering was to generate adequate funds to allow for growth of the Company's sales and database than would be achieved if the Company relied only on internally generated funds. Payments for advertising increased by approximately $1,030,000 for the first nine months of 1996 compared to the same period last year. Advertising expense for the nine months ended September 30, 1995 was $735,428, or 32.4%, of net sales, while for the nine months ended September 30, 1996 it increased to $1,766,119, or 64.5%, of net sales.

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

    As of September 30, 1996, the Company had an accumulated deficit of $2,235,818. It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished.
Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.

    The Company has formulated its business plans and strategies based on certain assumptions of the Company's management regarding the size of the market for nutritional supplements, the products which the Company will be able to offer to the over age forty market, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. The Company continues to believe its business plans and the assumptions upon which they are based are valid. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the









                                         11
Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

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

    Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of these financial statements and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Results of Operations.

Net Sales. The Company realized net sales during the nine months ended September 30, 1996 of $2,736,285, an increase of approximately 20.7% over net sales of $2,268,045 generated during the nine months ended September 30, 1995. At September 30, 1996, the Company's customer base had grown to approximately 66,000, up from approximately 35,500 customers at September 30, 1995.

    The average orders from new and existing customers were approximately
$58 and $71 respectively, for the nine months ended September 30, 1996, compared to average orders of approximately $57 from new customers and $76 from existing customers respectively for the first nine months of the prior year.

    Sales of the Company's Prostsafe[R] accounted for 88% of the Company's sales for the nine months ended September 30, 1995, and for approximately 77% of net sales for the nine months ended September 30, 1996. The Company anticipates that sales of Prostsafe [R] will continue to contribute a substantial but continually decreasing percentage of total revenues to subsequent periods.

                                         12
A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offering to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays I n developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective markets or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which render the Company's products noncompetitive.


Gross Profit. Cost of goods sold for the Company's products represents a small percentage of net sales. During the nine months ended September 30, 1995 and 1996, the Company recognized gross profits of $1,968,164 and $2,360,340, or 86.8% and 86.3%, respectively.


Advertising Expense. During the nine months ended September 30, 1996, advertising expense increased to $1,766,119, compared to $735,428 for the same period last year. The increase includes the cost of advertising three new products and increasing the number of advertisements placed for existing products. Not only did advertising increase in absolute dollars during the nine months ended September 30, 1996, it increased as a percentage of net sales to 64.5% compared to 32.4% of net sales for the same period last year.
The Company's management believes its commitment to aggressively expanding its advertising budget will result in more rapid growth and profitability than if advertising expenses were maintained at approximately the same percentage of net sales as in the past. For the year ended December 31, 1995, advertising expense was 37.5% of net sales.


Selling Expense. During the nine months ended September 30, 1996, selling expenses increased to $1,518,908, compared to $727,186 for the same period in 1995, and increased as a percentage of net sales to 55.5%, compared to 32.0% of net sales for the nine months ended September 30, 1995. The increase reflects the increased costs of marketing to an expanded customer base and the Company's marketing of Prostsafe via direct mail.


General and Administrative Expense. General and administrative expenses have increased as a function of the increasing volume of sales, as the Company has been required to expand its office facilities, purchase additional computers and other office equipment, and pay for increased postage and supplies. In August, 1995, The Company developed a Customer Service Department which is staffed with the Company's own employees located in its offices. This function did not exist during the first half of 1995. Also included in general and administrative expenses are legal expenses relating to trademark research on new products and review of all advertising copy. For the nine




                                         13
months ended September 30, 1995, general and administrative expenses represented 20.6% of net sales, increasing as a percentage of net sales to 26.1% for the nine months ended September 30, 1996.


Loss From Operations. The Company's income from operations for the nine months ended September 30, 1995 was $38,073, compared to losses from operations of $1,639,633 during the nine months ended September 30, 1996. Losses during the first three quarters of 1996 were mainly attributable to increases in advertising and selling costs.


Interest Expense. For the nine months ended September 30, 1995, interest expense of $17,814, representing 0.8% of sales, was related to loans from Acacia Research Corporation, a principal investor in the Company, and a convertible note payable.

    The amounts remaining due and payable to Acacia Research Corporation, including interest expense of $4,259, were paid out of the net proceeds to the Company from the public offering. For the nine months ended
September 30, 1996, interest expense represented 0.2% of sales.


Liquidity and Capital Resources

    During the first nine months of 1995, the Company privately sold an aggregate of 249,626 shares of its Common Stock to a total of eight "accredited investors" (as the term is defined in the rules and regulations of the Securities and Exchange Commission under the Securities Act of 1933, as amended), raising gross proceeds totaling $1,029,000.

    On September 30, 1995, the Company had cash on hand of $664,979.
However, from inception through September 30, 1995, the Company had operated at a loss, as its efforts had been focused on the development of a customer base. Management anticipated that additional capital would be required by the end of the year to finance the Company's operations at an increased level.

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

    At September 30, 1996, the Company had cash on hand of $3,500,574.
The loan balance of $114,247 due to a major stockholder of the Company was repaid with accrued interest of approximately $47,310 on February 21, 1996, from proceeds of the offering. The balance was used primarily for magazine and direct mail advertising The Company believes that expected cash flow plus the proceeds of the offering will finance the Company's operations at currently anticipated levels for a period of at least 12 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.





                                      14
PART II  OTHER INFORMATION

Item 1.     Legal proceedings
      The Company was notified by letter dated January 12, 1996, that the Federal Trade Commission (FTC) is conducting a preliminary, non-public investigation regarding the advertising and sale of Prostsafe. The Company does not believe that this advertisement makes any false or unsubstantiated claims and has submitted a formal written response to the FTC inquiry. If the FTC is satisfied with the substantiation provided, it is anticipated that the investigation will be closed without further action. Otherwise the Company could be required to modify and discontinue certain of its advertising. The FTC also has the power to seek financial restitution in cases where the FTC believes that the advertising was materially false. The Company could contest any adverse determination it believes is inappropriate before an administrative law judge or in federal court.

      On August 16, 1996, a former director of the Company and her husband, filed a legal action against the Company and its principal shareholder in the United States District Court in Los Angeles, entitled Christoper D. Hodges and Ann P. Hodges v. Acacia Research Corporation and Whitewing Labs, Inc., Case No 96-5551R (Ex). The suit alleges, among other things, that the Company improperly refused to permit the exercise of an option to purchase 15,000 shares of the Company's common stock and seeks $106,000 in damages from the Company. The co-defendant in the lawsuit has assumed primary defense thereof, and has accepted sole responsibility for all litigation costs incurred by or on behalf of the Company in connection with the legal defense of the action. Although the ultimate outcome of this litigation cannot be predicted with certainty, the Company's management does not believe that this matter will have a material

Item 2.     Changes in Securities
              None

Item 3.     Defaults upon Senior Securities
              None

Item 4.     Submission of matters to a vote of security holders
      The Company held its 1996 Annual Meeting of Stockholders on July 19, 1996 in Los Angeles, California. One item was submitted to a vote of the stockholders:

      The election of four directors to hold office for one year terms and until their respective successors are elected and have qualified. All four nominees were recommended by the Board of Directors, and all were elected. Set forth below are the results of the voting, for each director.












                                         15




                                                For               Withheld
                                                ---               --------

              Cynthia A. Kolke               2,350,283             8,800
              R. Bruce Stewart               2,350,283             8,800
              Fred DeBoom                    2,350,283             8,800
              William D. Fox                 2,350,283             8,800


Item 5.     Other information
              None

Item 6.     Exhibits and reports on Form 8-K

              (a)  Exhibits
                     Exhibit 27, Financial Data Schedule           Page 18


              (b)  Reports on Form 8-K
                     None



































                                      16
SIGNATURE PAGE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       WHITEWING LABS, INC.


Date:  October 23, 1996                  /s/    Cynthia Kolke
                                       ---------------------------
                                       Cynthia Kolke,
                                       President

                                         /s/  Elizabeth M. Meisler
                                       ---------------------------
                                       Elizabeth M. Meisler,
                                       Chief Financial Officer








































                                       17