Form 10KSB
period 1996-12-31
WHITEWING LABS INC
filed 1997-03-28
CIK 1001260

                    U.S. Securities and Exchange Commission
                           Washington, D.C. 20549
                             FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                      For the Fiscal Year Ended December 31, 1996
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from    N/A    to    N/A
                     Commission File No. 33-97156

                         WHITEWING LABS, INC.
               (Name of small business issuer in its charter)
               Delaware                                    95-4437350
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)               Identification Number)

15455 San Fernando Mission Blvd., #105, Mission Hills, California 91345

        (Address of principal executive offices)                (Zip Code)
        Issuer's Telephone Number:  (818) 898-2167

           Securities registered under Section 12(b) of the Exchange Act:
                                None
           Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, $.001 par value
                                 (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [  ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenue for the year ended December 31, 1996 was
$3,537,480.   The aggregate market value of the voting stock held by
non-affiliates as of February 28, 1997, computed by reference to the price at which the stock was sold, or the average closing bid and asked quotations of such stock, was $4,019,608.

DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I


Item 1.  Description of Business.

General

    Whitewing Labs, Inc. (the "Company") develops, or seeks to acquire through license, nutritional supplements that can be sold to the over age forty market in the United States. The over age forty market is the fastest growing segment of the population and a population for whom quality of life has become one of the most important issues associated with aging. Direct mail and magazine advertisements are the primary vehicles used by the Company to reach this expanding population segment. Utilizing formulations that include only herbs and other natural ingredients, the Company's products are intended to offer alternatives to conventional treatments for symptoms associated with the aging process. Customers confronted with concerns such as a lack of convenient transportation, unsafe shopping areas, and the loss of personal mobility, also enjoy the added benefit of ordering and receiving the products in the comfort and security of their own homes.

    Whitewing Labs was incorporated under the laws of the State of California on July 29, 1993, initially as a wholly-owned subsidiary of Acacia Research Corporation, a California corporation ("Acacia").
The Company was incorporated under the laws of the State of Delaware on December 13, 1995, in order to participate in the reincorporation of Whitewing Labs in the State of Delaware (the "Reincorporation"). In connection with the Reincorporation, which became effective on February 9, 1996, Whitewing Labs merged with and into the Company, which was the surviving corporation in the merger, and the holders of all of Whitewing Labs' securities received or became entitled to purchase three shares of the Company's Common Stock for every two shares of Whitewing Labs' common or preferred stock outstanding or issuable upon exercise of outstanding stock options.

    On February 14, 1996, the Company's Registration Statement on Form S-1 became effective under the Securities Act of 1933, pursuant to which the Company completed its initial public offering, selling 1,035,000 shares of Common Stock at $5.00 per share and 1,035,000 Common Stock purchase warrants ("Warrants") at $.20 per Warrant, generating aggregate net proceeds of approximately $4,270,000, after offering costs and broker discounts of $1,111,752. Two Warrants entitle the holder to purchase one share of the Company's Common Stock at a price of $7.00 during the three year period ending February 14, 1999, and may be redeemed by the Company under certain circumstances. See Item 5, "Market for Registrant's Common Stock and Related Stockholder Matters."

Market

    Census data indicates that the U.S. population includes more than 38 million men between the ages of 45 and 85. That number is projected to increase to 43 million by the year 2000. Women between the ages of 55 and 85 now number approximately 46 million, and are expected to number more than 51 million by the year 2000.

    According to health experts the human body is capable of living up to 120 years. Most adults approaching their 80's and 90's experience health disorders. The U.S. Food and Drug Administration estimates that 80% of all men will experience urination difficulty, increased frequency or urgency of urination or other prostate symptoms. Moreover, more than half of the men between the ages of 40 and 70 experience some degree of sexual impotence. All women experience menopause, although each woman experiences the transition to middle age individually with different degrees of the symptoms, which include dizziness, hot flashes and fatigue, experienced over varying time periods and at different ages.

    The growth of the nutritional supplement industry is due primarily to heightened public awareness of the positive effects of vitamins and other nutritional supplements. Many individuals are now using nutritional supplements as a means of preventive health care. Retail sales of nutritional supplements increased from $3.5 billion in 1991 to approximately $4.2 billion in 1993, as reported by The Overview of Nutritional Supplement Market prepared by the Council for Responsible Nutrition. Furthermore, industry trade sources estimated that 1994 sales of nutritional supplements were $4.7 billion, and 1995 sales of nutritional supplements were estimated to be approximately $5.3 billion.

Marketing Strategy

    The Company's strategic marketing plan utilizes a two-pronged approach. The first approach (or "front-end" component) entails efforts to capture new customers from the target population through direct mail and advertising. Since October 1993, over 100 different mailing lists have been tested by selecting at least 5,000 names randomly from each list. Based upon responses, the Company determines which of the lists tested have the most potential for generating meaningful sales, and thus should be used on a more extensive basis. In addition, the Company has placed display advertisements in a wide variety of local and national magazines. Direct mail advertising includes postcard inserts, tear sheets, holiday special mailers and the Journal of Natural Health "TM". The strategy for 1997 involves a more defined approach to attracting new customers. Based on market experience gained from the results of its product advertising programs in 1996, the Company is focusing on select print media. The Company began to test electronic in-home delivery of product advertising in February 1997.

The second part of the Company's approach, and the potentially more profitable element of its marketing strategy, involves generating repeat orders from existing customers, since the selling and advertising costs incurred in these orders are expected to continue to be considerably lower. Four mailings per year to its customer base are planned for the Company's in-house Journal of Natural Health "TM", which promotes products available from the Company. In addition, the Company offers two or three holiday sales per year. The Company's products are sold with an unconditional, money back guarantee which alleviates the basis for customer complaints. Product returns through December 31, 1996, have been less than 3% of sales.

Products

    The Company's two main products are:

      PROSTSAFE "R": Formulated to alleviate the symptoms associated with prostatitis and benign prostate hyperplasia ("BPH"). Helps to reduce troublesome symptoms such as urination difficulties, increased frequency and urgency of urination, and low back pain. A blend of natural herbs, vitamins, minerals and amino acids.

      SEXHILARATE "TM": Assists in increasing male virility and decreasing sexual dysfunction by working to improve blood flow, increase hormone production, stimulate the libido and restore physical stamina.
A unique combination of herbs, vitamins and minerals.

      Other products currently available from the Company include the following:

      PROPAUSE "TM": Formulated to ease menopausal symptoms. Propause works gently and naturally to help regulate hormonal imbalances, reduce hot flashes, improve mood, and increase energy level. A combination of selected vitamins and herbs.

      ARTHRIVIVE "TM": Addresses the internal problems that cause joint pain and discomfort. Arthrivive contains natural anti-inflammatories that help to relieve arthritic pain, reduce stiffness and inflammation, and improve flexibility. Contains herbs, vitamins and minerals.

      ARTHRIVIVE CREAM "TM": Applied topically, this cream penetrates the skin quickly to relieve minor arthritic aches and pains in muscles and joints. Contains natural pain-relieving agents.

      DE-STRESS "TM": Helps to ease tension and to meet the increased nutritional demands that result from environmental, physical and emotional stress. A combination of vitamins, minerals and herbs.

      VIM! "TM": Provides nutrients needed to create and sustain a high energy level. Consists of selected vitamins, minerals and herbs needed to maintain a feeling of well-being and physical stamina.

      IMMUNE DEFENSE "TM": Combines important nutrients to help the body's immune system combat viruses, bacteria, foreign proteins, yeasts and fungi. Immune Defense can increase immune system activity as well as strengthening the fundamental organs and glands involved in the body's immune response.

      DIMI-OXIDE "TM": Formulated to protect the body against free-radical damage and associated tissue and cell destruction. A combination of antioxidant vitamins, minerals and herbs.

      COLON PURE "TM": Formulated to promote proper balance of intestinal flora, relieve constipation and diarrhea, and guard against hemorrhoids.

      POWER MIND "TM": Helps to improve concentration and cognition, enhance memory, sharpen the thinking process, and prevent deterioration of brain cells. Includes vitamins, minerals, herbs, and amino acids which work to restore healthy neurotransmitter levels and optimize brain function.

      CHOLEST-LESS "TM": Includes plant extracts and vitamins to support control and lowering of cholesterol levels when added to a low fat, low cholesterol diet and an exercise program.

      PRESSURE CONTROL "TM": Formulated from high quality herbal extracts, minerals and vitamins to promote the prevention of hypertension when used in conjunction with proper exercise and diet.

      FRUIT MIGHT "TM", VEGGIE MIGHT "TM", and GREEN MIGHT "TM":
Developed to provide phytochemicals and carotenoids as supplements to a healthy diet which includes fruits and vegetables. Includes wheat grass, chlorella and other natural extracts.

      OSTEO SAFE "TM": Contains bone-supporting minerals, herbs and vitamins to help ensure healthy bones. Contains calcium, flaxseed, magnesium and other ingredients which help preserve bone mass.

      ENERG-EYES "TM": A nutritional supplement to help protect vision and reduce free radical production. Its minerals, plant extracts, amino acids and vitamins are designed to help protect the strength of the vascular and capillary walls that supply the eyes.

     The following new products were developed during 1996:

      SLEEPSAFE "TM": Uses natural ingredients to help reduce the delay in sleep onset to help promote a natural, non-addictive restful sleep.

      RESTPIRATION "TM": Alleviates the symptoms of asthma, hay fever, allergies, sinusitis and bronchitis by helping the body expel foreign organisms that cause irritation, inflammation and mucous production. Also provides support to the immune system, soothes inflamed sinus tissues and assists the adrenal glands.

      EVENING GLOW "TM": Contains botanicals and nutrients that have been studied for their ability to boost the level of hormones that aid in sexual arousal with the intention of increasing the circulating levels of estrogen and testosterone.

    All products are formulated with natural ingredients, with no preservatives, synthetics, artificial colors, lactose, starch or sugar. The average price for a one month supply of any one of the current products is between $19.95 and $34.95.

    The Company markets a video WHEN SOMEONE YOU LOVE IS AT RISK FOR
PROSTSAFE DISEASE, which raises awareness about the prostate, prostate diseases and symptoms and diagnosis and prevention. The tape is sold for $19.95. The Company also has available two audio tapes, both thirty minutes in length. The first is for men: THE NATURAL PATH OF MEN'S HEALTH: PROSTATE CARE. The second is for women: PASSAGE TO YOUR SECOND LIFE: FLOURISHING AFTER MENOPAUSE. Each of these tapes is sold for $14.95.

Product Planning and Development

    The Company anticipates continuing to expand its product line of approximately 25 items over the next two years. Product development begins with researching medical conditions that can be affected by herbal remedies utilizing completed current studies from recognized doctors, pharmacologists, scientists, and experts. When sufficient information is accumulated on a specific health problem, the Company summarizes the information and presents it to a number of experts in the nutritional field, including Dr. Charles Thomas, Ph.D., an independent consultant to the Company since its inception, who has formulated a number of nutritional products sold nationally by other companies. These experts work with the Company to develop formulas and compile substantiation for new products to be offered. In addition to its product development efforts, the Company intends to expand its product offerings by obtaining the right to market licensed products that complement the overall product line and are not currently offered via direct mail. For example, the Company is currently considering various cosmetic, hair care, and educational products with established brand names that could be marketed to its existing customer base.

Production, Order Procurement and Fulfillment

    The Company's nutritional products currently are produced by Vita Minerals, Inc., which also bottles and labels the products. Vita
Minerals then ships them to the distribution center where order fulfillment is handled for the Company by an independent contractor. Although there is no formal contract between the Company and Vita Minerals, with all purchases made pursuant to simple purchase orders, the Company does provide Vita Minerals with an advance quarterly forecast of the Company's product requirements that is used by Vita Minerals to procure sufficient quantities of herbs that have a limited growing season. Vita Minerals has manufactured drugs, as well as vitamins, for over 75 years, and its operations are subject to regulations of, and monitoring by, the FDA. Since the FDA does not monitor the operations of manufacturers who produce only vitamins, management believes that the Company's use of Vita Minerals, Inc. for production, packaging and labeling significantly enhances controls on the quality of the Company's products. Vita Minerals, Inc. is also regulated by, and holds a variety of licenses for drug and processed food manufacture issued by, various state and local regulatory authorities, including the State of California Department of Consumer Affairs and the County of Los Angeles. Although the Company does not engage in the manufacture of any of the products it markets and sells, the Company could be exposed to product liability claims. The Company has not had any such claims to date. Although the Company maintains a limited amount of products liability insurance, additional insurance covering products sold by the Company is also provided by Vita Minerals, Inc. There can, however, be no assurance that the Company will not be subject to claims in the future or that available insurance coverage will be adequate.

    Independent contractors and outside service agencies are used to perform a number of tasks under the supervision of management, including advertising placement, in-bound order taking, and order fulfillment. The Company also has entered into an agreement with Professional Marketing Associates, Inc. to provide warehousing and distribution of the Company's products which automatically renews for successive six-month periods unless terminated by either party.

    Outsourcing of production, order taking and order fulfillment to an outside company and two independent contractors respectively, potentially subjects the Company to concentration of supplier risk. In addition substantially all printing is handled by an outside company and substantially all advertising placement including purchase of mailing lists for direct mail programs is handled by an outside service agency. Although these services are currently concentrated with a few key suppliers, management believes that other suppliers could provide similar services or comparable terms. A change in suppliers however could cause delay in manufacturing, shipping, advertising placements and implementation of direct mail programs and a possible loss of sales which could affect operating results adversely.

Regulation

    The U.S. Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC") are the primary agencies that monitor the health care and direct marketing industries in the United States. Because nutritional supplements are classified as foods, they do not require FDA approval. However, product labeling and advertising copy must be within FDA established guidelines. FTC regulations also address advertising copy, fraud, and specific guidelines for shipping and refunds. The Company's promotional literature presents the effectiveness of ingredients contained in the formula, based on documented studies conducted by reputable independent health care professionals, along with testimonials from satisfied users of the products. In addition, the Company maintains a library of articles and studies cited in promotional materials as well as original letters from customers' testimonials.

    In November 1991, the FDA issued proposed regulations designed to, among other things, amend its food labeling regulations. The proposed regulations met with substantial opposition. In October, 1994, the "Dietary Supplement Health and Education Act of 1994" (the "Dietary Supplement Law") was enacted. Section 11 of the Dietary Supplement Law provided that the advance notice of proposed rule making by the FDA concerning dietary supplements was null and void. FDA regulations that became effective on June 1, 1994, would require standard format nutrition labeling on dietary supplements. However, because the new Dietary Supplement Law also addresses labeling of dietary supplements, the FDA has indicated that it will not enforce its labeling regulations until January 1, 1998. In the interim, new regulations are expected to be proposed by the FDA. Because the FDA has not yet reconciled its existing regulations with the new Dietary Supplement Law, the Company cannot determine to what extent any changed or amended regulations will affect its business.

    The Dietary Supplement Law did not affect the July 1, 1994 effectiveness of the FDA's health claims regulations. Those regulations prohibit any express or implied claims for dietary supplements unless such claims are approved in advance by the FDA through the promulgation of specific authorizing regulations. Such approvals are rarely provided by the FDA. Therefore, no claim may be made on a dietary supplement label or in printed sales literature, "that expressly or by implication characterizes the relationship of any substance to a disease or health-related condition." The Company cannot determine what effect currently proposed FDA regulations, when and if promulgated, will have on its business in the future. Such regulations could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. In addition, the Company cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material effect on the Company.

    The Company has an ongoing compliance program with assistance from outside consultants regarding the nature and scope of food and drug legal matters affecting the Company's business and products. The Company is unaware, except as disclosed in Item 3, "Legal Proceedings", of any legal actions pending or threatened by the FDA or any other governmental authority against the Company.

Competition

    The market for nutritional supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines and eroding profit margins, and changing customer preferences, and the Company expects to face substantial competition in its efforts to successfully capture a significant share of the over age forty market. There are a number of companies that currently offer competing products, and it can be expected that additional competing products will be introduced by other companies in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through direct response marketing, including multi-level distributors, specialty retail health and nutrition stores, drug stores and supermarkets. Many of the Company's existing and potential competitors have greater financial, marketing, distribution, and research capabilities than the Company. The performance of the Company will depend on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company attempts to differentiate itself from competitors by focusing on products formulated to meet the specific needs of a given population group and which contain only natural ingredients, and marketing these products directly to the Company's target age group.

Proprietary Rights

    The Company has received federal trademark registration for PROSTSAFE "R", and intends to seek trademark protection for a number of the brand names under which the Company's products are marketed. The Company will be required to rely upon common law concepts of confidentiality and trade secret laws to protect its product formulations. In addition, each quarterly edition of the Journal of Natural Health "TM", which promotes products available from the Company, is copyrighted.

Employees

    In addition to its President, the Company has a total of five employees, one of whom is involved in general administration and four of whom are involved in customer service and order processing control and reporting.. The Company's success also depends to a significant extent upon the continued service of its President, Cynthia Kolke. The loss of this individual, who may terminate her services to the Company at any time, could have a material adverse effect on the Company. The Company maintains a $500,000 key-person insurance policy on the life of Ms. Kolke. The Company also will depend on its ability to retain its key personnel, and on its ability to attract, retain, train and motivate additional highly skilled and dedicated employees. The Company is not a party to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent. From time to time, the Company may retain independent third parties to provide services on a contract, "as needed" basis.

Item 2.  Description of Property.

    The Company leases a 1,754 square foot office in Mission Hills, California, that management believes is sufficient for the Company's current needs and future growth. If needed, a large amount of additional space is available for rental on a comparable basis within the same complex as the Company's present location.


Item 3.  Legal Proceedings.

    The Company was notified by letter dated January 12, 1996, that the Federal Trade Commission (FTC) was conducting a preliminary, non-public investigation regarding the advertising and sale of Prostsafe, which represented 79% of total Company sales during the year ended December 31, 1996. The Company did not believe that this advertisement made any false or unsubstantiated claims and had submitted a formal written response to the FTC inquiry. On March 26, 1997, the Company was notified by its legal counsel that the FTC had concluded its investigation and closed its file without taking any action.

    On August 16, 1996, a former director of the Company and her husband, filed a legal action against the Company and Acacia Research Corporation, its largest shareholder in the United States District Court in Los Angeles, entitled Christoper D. Hodges and Ann P. Hodges v. Acacia Research Corporation and Whitewing Labs, Inc., Case No 96-5551R (Ex). The suit alleges, among other things, that the Company improperly refused to permit the exercise of an option to purchase 15,000 shares of the Company's common stock and seeks $106,000 in damages from the Company. Legal counsel has been jointly retained by the Company and Acacia, the co-defendant, and Acacia has assumed primary defense thereof as well as assuming sole responsibility for all litigation costs incurred in connection with such joint representation. Although the ultimate outcome of this litigation cannot be predicted with certainty, the Company's management does not believe that this matter will have a material effect on the Company's results of operations or financial position.

    The Company maintains $1,000,000 in general commercial liability insurance, with specific coverage for "advertising injury" for up to $500,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None

    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Recent Market Prices

    The Company's Common Stock and Warrants have traded separately on the Nasdaq SmallCap Market under the symbols "WWLI" and "WWLI-W", respectively, since February 14, 1996. Prior to the Company's initial public offering there was no public market for the Company's securities, and no assurance can be given that an active trading market for the Common Stock and Warrants will be sustained in the future. The markets for securities such as the Company's Common Stock historically have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the Company's industry and the investment markets generally, as well as economic conditions and quarterly variations in the Company's results of operations, may adversely affect the market price of the Company's Common Stock. Although the Common Stock and Warrants currently are traded on the Nasdaq SmallCap Market, there can be no assurance that they will remain eligible to be included on Nasdaq. In the event that the Company's Common Stock were no longer eligible for quotation on Nasdaq, the Common Stock could become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Penny stock generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or the Nasdaq system). Unless an exemption from the definition of a "penny stock" were available, any broker engaging in a transaction in the Company's Common Stock would be required to provide any customer with a risk disclosure document, disclosure of market conditions, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly accounts showing the market values of the Company's Common Stock held in the customers account. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. It may be anticipated that a number of brokers may be unwilling to engage in transactions in the Company's Common
Stock because of the need to comply with the "penny stock" rules, thereby making it more difficult for holders of Common Stock to dispose of their shares.

    The following table sets forth the high and low closing bid quotations for a share of the Company's Common Stock as well as the high and low closing bid quotations for a Warrant, during the periods presented, as reported by Nasdaq. Bid quotations represent high and low prices quoted between dealers, do not include commissions, mark-ups, or mark-downs, and may not represent actual transactions.

                                                     High        Low
      Common Stock
      February 14 - March 31, 1996                   $7-1/4      $4-5/8
      Second Quarter ended June 30, 1996             $5-5/8      $3-3/4
      Third Quarter ended September 30, 1996         $4-1/8      $1-7/8
      Fourth Quarter ended December 31, 1996         $2-3/8      $1-1/2

      Warrants

      February 14 - March 31, 1996                   $2-5/8      $1
      Second Quarter ended June 30, 1996             $1-1/2      $3/4
      Third Quarter ended September 30, 1996         $15/16      $1/4
      Fourth Quarter ended December 31, 1996         $1/2        $3/16

    On February 28, 1997, the closing bid and asked quotations for the Common Stock, as reported on Nasdaq, were $1-5/16 and $1-1/2, respectively, per share. On that date, the closing bid and asked quotations for the Warrants, as reported on Nasdaq, were $9/32 and $7/16 respectively, per Warrant.

Description of Securities

    The Company is authorized to issue up to 10,000,000 shares of Common Stock, $.001 par value, and 500,000 shares of preferred stock, $.001 par value. As of February 28, 1997, there were 52 holders of record of shares of the Company's Common Stock, and 13 holders of record of Warrants, including shares and Warrants held in "street" or "nominee" names for an undetermined number of beneficial holders. Prior to the Company's public offering, shares of preferred stock were sold to raise equity capital. See
Item 6, "Management's Discussion and Analysis, Liquidity and Capital

Resources". In connection with the public offering, all of these shares were converted into common stock. No shares of preferred stock were outstanding as of February 28, 1997.

    Holders of the Company's Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders, and there is no cumulative voting for the election of directors to the Company's classified Board of Directors. Holders of the Company's Common Stock will be entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of the Company, the holders of the Company's Common Stock will be entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of all debts and other liabilities. Holders of the Company's Common
Stock  have no preemptive, subscription, redemption or conversion rights.

    Shares of the Company's Preferred Stock may be issued from time to time in one or more series as may be determined by the Board of Directors.
The voting powers and preferences, the relative rights of each series, and the qualifications, limitations and restrictions thereof shall be established by the Board of Directors without any further vote or action by the Company's stockholders, except that no holder of Preferred Stock will have preemptive rights. Issuance of shares of the Company's
Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has no present plan to issue any shares of its Preferred Stock in the foreseeable future.

    The holder of two Warrants is entitled to purchase one share of the Company's Common Stock at a price of $7.00 per share during a three-year period ending on February 14, 1999. The Company may at any time and from time to time extend the term of the Warrants or reduce the exercise price of the Warrants. Unless exercised during the exercise period, the Warrants will expire automatically. The holders of Warrants as such, are not entitled to vote, to receive dividends or to exercise any of the rights of stockholders for any purpose. Since February 9, 1997, the Company has been entitled, at its discretion, to call all of the Warrants for redemption on 45 days' prior written notice at a redemption price of $.05 per Warrant. However the Warrants cannot be called for redemption unless and until: (i) the closing bid price of the Company's Common Stock exceeds the exercise price of the Warrants by at least 50% during a period of at least 20 of the 30 trading days immediately preceding the Notice of Redemption; (ii) the Company has in effect a current registration statement covering the Common Stock issuable upon exercise of the Warrants; and (iii) the expiration of the 45 day notice period is within the term of the Warrants. If the Company elects to exercise its redemption right, holders of Warrants may either exercise their Warrants, sell such Warrants in the market or tender their Warrants to the Company for redemption. Within five business days after the end of the 45 day period, the Company will mail a redemption check to each holder of a Warrant who holds unexercised Warrants as of the end of the 45 day period, whether or not such holder has surrendered the Warrant certificates for redemption. The Warrants may not be exercised after the end of such 45 day period.

    U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204-2991, is the appointed Transfer Agent and Registrar for the Common Stock and the Warrants, and the Warrant Agent under the Warrant Agreement.

Shares Eligible for Future Sale

    All of the issued and outstanding shares of the Company's Common
Stock have been registered under Securities Act of 1933, as amended (the "Securities Act"). However, 789,709 of these shares are held of record by Acacia, an "affiliate" of the Company, and therefore are considered "restricted securities", as those terms are defined under the Securities Act and the rules and regulations thereunder. Shares of the Company's Common Stock owned by "affiliates" (including Acacia) may be publicly sold only by complying with Rule 144 under the Securities Act (exclusive of the two-year holding period) unless registered under the Securities Act, or some other exemption from further registration thereunder is available. Sales of substantial amounts of these shares, or even the potential for such sales, could have an adverse effect on any market price for shares of the Company's Common Stock that could develop, and could impair the Company's ability to raise capital through the sale of its equity securities.

Rights to Acquire Shares

    As of February 28, 1997, a total of 521,685 shares of Common Stock have been reserved for issuance upon exercise of outstanding options granted under the Company's Stock Option Plan. All of these shares, together with the additional 215,241 shares available for the future grant of options under the Stock Option Plan, have been registered under the Securities
Act. The exercise price of the outstanding options ranges between $0.089 and $5.00, with a weighted average exercise price of $1.34 per share. In connection with the Company's initial public offering, the Representatives of the Underwriters acquired options to purchase up to 90,000 shares of Common Stock at $6.00 a share and 90,000 Warrants at $.24 a warrant in connection therewith (the "Representative's Securities"). The Representative's Securities are through February 9, 2001. The Representatives were also granted certain registration rights with regards to the Representative's Securities which could result in substantial expense to the Company. During the terms of the outstanding options and the Representative's Securities, all of which expire on or before July 11, 2000, the holders thereof will have the opportunity to profit from an increase in the market price of the Company's Common Stock with resulting dilution in the interest of holders of Common Stock. The existence of such stock options and the Representative's Securities may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options can be expected to exercise or convert such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise or conversion of such options.

Dividend Policy

    The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the development and expansion of its business.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

General

    The Company formulated its business plans and strategies based on certain assumptions of the Company's management regarding the size of the market for nutritional supplements, the products which the Company will be able to offer to the over age forty market, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. Although these plans and assumptions were based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

    The Company continues to believe its business plans and the assumptions upon which they are based are valid. Accordingly the Company continued its plan of expanding its customer database during 1996 by increasing its magazine advertisement placements and developing a direct mail campaign which both tests new mailing lists and identifies new names on lists used in the past. Utilizing a large portion of the net proceeds from its February 1996 initial public offering, the Company invested approximately $2,700,000 in selling and advertising expense in furtherance of this strategy during the year ended December 31, 1996. Although these expenditures have yet to produce comparable increases in revenues, with the result that the Company reported a substantial loss for the year, it is anticipated that the Company will continue to stress growth of the customer database over short-term profits; the Company's management believes potential net earnings will be driven by continued growth of the customer database.

    The costs of deferred advertising placements and direct mailings are amortized, based upon management's estimates, over the periods in which the related direct responses are received. The Company evaluates the realizability of its direct-response advertising by comparing the carrying amount of prepaid and deferred advertising at each balance sheet date on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result from such advertising. An excess carrying amount over probable remaining future revenues is reported as advertising expense in the current period.

Newspaper and weekly publications are amortized in the month of issue. Magazines and direct mailings which are available prior to the middle of the month preceding the issue date are amortized over a three month period. Magazines which are available subsequent to the middle of the month preceding the issue date are amortized over a four month period. The advertising amortization percentages used by the Company amortize 90 to 100 percent of the deferred costs over three months with 60 to 80 percent of the costs amortized over two months. Substantially all of the deferred advertising costs will be fully amortized within four months of December 31, 1996. In 1996, the Company's advertising expense included a write-down to net realizable value of $123,396.

    Sales of the Company's PROSTSAFE "R" product accounted for substantially all of the Company's net sales for the year ended December 31, 1994, and for approximately 86% and 79% of net sales for the years ended December 31, 1995 and 1996 respectively. The Company anticipates that sales of PROSTSAFE "R" will continue to contribute a substantial portion of total revenues in subsequent periods. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective market or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which render the Company's products noncompetitive.

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

In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128) and SFAS 129 "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted in fiscal 1997. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or the results of operations.

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

Selected Financial Data

    The following table sets forth for the periods indicated selected financial data for the Company. The selected statement of operations and balance sheet items which follow have been derived from the Company's financial statements and notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report also included elsewhere herein. This information should be read in conjunction with the Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the other financial information included elsewhere in this form 10-K.



Statement of Operations Data:

                                              Years Ended December 31,
                                     1994               1995            1996
Net sales                         $  455,359       $3,445,085      $3,537,480
Gross profit                         416,523        2,985,424       3,026,266
Operating expenses:
  Selling and advertising
    expenses                         418,625        2,289,886       4,668,533
  General and administrative
    expense                          252,425         683,093          914,436
       Total operating expenses      671,050       2,972,979        5,582,969
Income (loss) from operations       (254,527)         12,445       (2,556,703)
Interest expense                      28,473          20,021            4,259
Other Income, net                       -            (29,121)        (143,879)
Income (loss) before provision
  for income taxes                  (283,000)         21,545       (2,417,083)
Income tax provision                   1,000             850              850
Net income (loss)                  $(284,000)     $   20,695      $(2,417,933)

Preferred stock dividends
  paid and accrued                    52,544      $   90,249      $   10,129

Net loss attributable
  to Common Shareholders           $(336,544)     $   (69,554)    $(2,428,062)

Proforma income (loss) per
  Common Share                     $   (0.20)     $     0.01      $     -

Income (loss) per
  Common Share                     $     -        $      -        $     (.90)

Proforma weighted average number
  of Common shares outstanding (1)    1,409,951    1,666,727             -

Weighted Average Number of
  Common Shares Outstanding                -            -           2,691,149

                                                  December 31,
Balance Sheet Data:                  1994             1995             1996
Working capital                  $187,192        $  459,189         $2,571,473
Total assets                      815,379         1,783,419          3,720,256
Total liabilities                 600,795           561,651            561,042
Shareholders' equity              214,584         1,221,768          3,159,214


(1)    See Note 2 of Notes to Financial Statements.


Results of Operations

    Net Sales. The Company's first mailing to prospective customers was completed in October 1993. As the Company expanded its marketing efforts through direct mail and advertising, and its customer base has correspondingly grown, net sales also increased, primarily attributable to the growth in the customer base and the frequency of repeat orders from existing customers. By the end of 1994, net sales had increased to more than $100,000 per month, with the Company generating net sales of $455,359 for the year ended December 31, 1994.

    Net sales increased at a much slower rate during 1996, increasing from $3,445,085 in 1995 to net sales of $3,537,480 for the year ended December 31, 1996, an increase of approximately 2.7%. At December 31, 1996, the Company's customer base had grown to approximately 76,000 customers. Sales, particularly of the Company's flagship product, Prostsafe "R", did not increase to the levels anticipated, relative to the substantial increases in advertising and selling costs. Moreover, although quantities sold of Prostsafe "R" and Sexhilarate
"TM" increased by approximately 5% and 58% respectively, sales of the Sexual Energy package (including Prostsafe "R" and Sexhilarate "TM") which yield a significantly lower margin, also increased.

    Gross Profit. Cost of goods sold for the Company's products represents only a small percentage of net sales. During the years ended December 31, 1994, 1995 and 1996, the Company recognized gross profit of $416,523, $2,985,424 and $3,026,266 respectively, or 91.5%, 86.8% and 85.6% of net sales, respectively.

    Selling and Advertising Expense. During the year ended December 31, 1995, selling and advertising expense increased to $2,289,886, compared to $418,625 in 1994, but decreased as a percentage of net sales to 66.4%, compared to 91.9% of net sales for the year ended December 31, 1994. For the entire year of 1995, the Company was able to realize a profit margin, after costs of goods sold and selling and advertising expense, but before general and administrative expenses, of approximately 63.2% or more on repeat orders, as compared to profit margins, similarly computed, of approximately 15% on sales to new customers. Reorders from existing customers accounted for approximately 18% and 65% respectively of net sales generated for the years ended December 31, 1995 and 1996.

    During the year ended December 31, 1996, selling and advertising expense increased by 103.9% to $4,668,533, representing 132% of net sales, compared to $2,289,886 in 1995. The increase resulted primarily from substantially increased magazine advertisement placement and direct mail program costs as the Company sought to aggressively expand its customer base. In 1996 and 1995, advertising expense was $2,684,795 and $1,304,251 respectively, or 75.9% and 37.9% of net sales respectively, which includes a write-down to net realizable value of $123,396 and none in 1996 and 1995, respectively.

    Prepaid advertising includes approximately $184,000 of costs related to the development of electronic in-home delivery of product advertising which the Company has begun test airing in February 1997. Additional unpaid costs of electronic delivery advertising of $75,000 become due and payable in 1997. The Company is obligated to pay related talent costs of 3 percent of gross profits from sales generated in 1997 after the test airing is completed. It is management's intention to expense the costs related to the electronic in-home delivery of product advertising beginning in 1997 and over a period not to exceed the lesser of the revenue earning stream directly related to the electronic in-home delivery of product advertising or one year, whichever comes first.

    General and Administrative Expense. General and administrative expenses have increased as a function of the increasing volume of sales, as the Company was required to expand its office facilities, purchase additional computers and other office equipment, and pay for increased postage and supplies. Also included in general and administrative expense are legal expenses relating to trademark research on new products and review of the quarterly Journal of Natural Health "TM". For the year ended December 31, 1994, general and administrative expense represented 55.4% of net sales.

    With the increasing levels of net sales generated during the year ended December 31, 1995, general and administrative expenses increased to $683,093. However, as a percentage of net sales, general and administrative expense declined to 19.8% for the year ended December 31, 1995. General and administrative expenses increased to $914,436 or 25.8% of net sales during 1996 primarily as a result of increased shareholder relations expenses and salaries costs incurred after the Company completed its inital public offering in February 1996.

    Income (Loss) From Operations.   Although the Company incurred losses from
operations of $284,000 for the year ended December 31, 1994, most of these operating losses were attributable to selling and general and administrative expenses that were incurred before the Company attained a commensurate level of sales. As a result of continuing increases in net sales during the year ended December 31, 1995, the Company's operating profit was 20,695.

    However during the year ended December 31, 1996 revenues remained relatively level despite substantial increases in advertising and selling costs. As a result the Company reported a loss from operations of $2,417,933. With the influx of capital following the public offering, the Company substantially increased its advertising and promotional expenditures in anticipation of incremental increases in revenue. Revenues commensurate with the increased advertising and selling costs did not materialize. The Company gained market experience from the results of its product advertising programs in 1996. The strategy for 1997 involves a more defined approach to attracting new customers.

    Interest Expense. As the Company borrowed additional sums from Acacia Research Corporation to finance the development of its business, interest expense related to these borrowings decreased from $28,473, or 6.3% of net sales, for the year ended December 31, 1994 to $15,036 or 0.4% of net sales for the year ended December 31, 1995. All the amounts remaining due and payable to Acacia Research Corporation, including interest expense of $4,259, representing 0.1% of sales, were paid out of the net proceeds to the Company from the public offering in February, 1996.

Liquidity and Capital Resources

From inception through September 30, 1995, the Company operated at a loss, as its efforts were focused on the development of a customer base. During the year ended December 31, 1995, the Company's operations required approximately $461,907 in cash. As of December 31, 1995, the Company had cash on hand of approximately $423,622. Prior to its initial public offering in February 1996, the Company financed its operations through the private sale of equity securities and loans from Acacia, its largest shareholder.

    In connection with the incorporation of the Company in July 1993, an aggregate of 1,125,000 shares of the Company's Common Stock was issued to Acacia for $100,000 in cash. Through December 31, 1994, Acacia also loaned the Company an aggregate of $314,247. This loan was repayable in full, together with simple interest at the rate of 8% per annum from the respective dates on which the funds were advanced to the Company, upon demand by Acacia. During the second quarter of 1995, the Company repaid $200,000 of the loan principal, leaving a remaining balance of $114,247 owing to Acacia at December 31, 1995. All amounts then owing to Acacia were repaid out of the net proceeds to the Company from its initial public offering.

    In December 1994, the Company completed a private placement of 272,250 shares of its 10% Cumulative Convertible Preferred Stock (the "Preferred Stock"), at $3.33 per share, resulting in proceeds to the Company before expenses of $907,500. At the time of this private placement, one investor loaned the Company the sum of $200,000, at 10% interest, which was converted into 60,000 shares of the Company's Common Stock, at $3.33 per share, on April 1, 1995. Between February 24 and September 10, 1995, the Company privately sold an aggregate of 249,626 shares of its Common Stock to a total of 8

"accredited investors" (as that term is defined in the rules and regulations of the Securities and Exchange Commission under the Securities Act of 1933, as amended), raising gross proceeds totaling $1,029,000. In addition, options to purchase an aggregate of 526,200 shares of the Company's Common Stock have been granted to key employees of and consultants to the Company.

    In April 1995, the Company used $100,000 of available cash to acquire a limited partnership interest in Acacia Capital Partners, L.P., an investment limited partnership of which Acacia is one of the general partners, in the expectation that the Company could obtain a better return on these funds than that offered on bank or other institutional interest bearing deposits. The primary objective of this partnership is to generate profits from the trading of securities. The partnership's funds will be used to purchase securities selected by Acacia's proprietary computer models, which will also be used to determine, on a statistical basis, when specified stocks should be sold. The funds invested by the Company in this limited partnership will be subject to all of the risks to be encountered by all investors therein as a result of the investment strategy adopted for the investment partnership by the general partners thereof, including the risks associated with short sales, hedging, option trading, trading on margin and other leverage transactions. No assurance can be given that this investment strategy will not result in material losses for the partnership. On the other hand, if the investment partnership were profitable, the partners thereof, including the Company, would be credited with partnership net income, and would therefor incur income tax liability, even if they receive little or no cash distributions from the partnership. Since the stated intention of the partnership is to reinvest substantially all income and gain allocable to the partners thereof, it should not be expected that distributions of partnership cash will be made to the partners, including the Company, that could be used to pay any income tax on partnership profits allocated to their respective accounts. The Company's investment in the limited partnership is also subject to a significant lack of liquidity, since there is no public market for interests in the limited partnership and no such market can be expected to develop. The Company may, however, on advance notice to the general partners, withdraw all or part (at least $25,000) of its capital account as of any June 30 or December 31 following the first anniversary of the Company's admission to the partnership. The general partners may waive these withdrawal restrictions for any limited partner. The value of the Company's investment, as estimated by the general partners, was approximately $127,000 at December 31, 1996. The Company agreed with the representative of the underwriters of its initial public offering that the Company will not make any further investments in Acacia Capital Partners, L.P., or any similar limited partnership or other investment entity, whether out of the proceeds from the public offering or otherwise.

    In its initial public offering in February 1996, the Company raised net proceeds, after deduction of underwriting discounts and other expenses of the offering amounting to $1,111,752, of approximately $4,270,000. Of the net proceeds to the Company, $2,700,000 was used to finance expanded advertising, marketing and sales activities, with the balance available for use for other general corporate purposes to support the Company's ongoing operations, including general administrative costs and expenses. A portion of these proceeds was used to pay the principal balance of $114,247, plus accrued interest of $47,310 owing to Acacia in respect of loans previously made to the Company by Acacia, the Company's principal stockholder. In connection with the Company's initial public offering, all of the outstanding preferred stock was converted into common stock.

    The Company initiated an open market stock repurchase program in July 1996 in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market. The Company acquired 17,600 shares of its common stock for $45,419 during 1996. As of February 28, 1997, the Company had repurchased an additional 15,400 shares of common stock for $22,322 and has authorized a repurchase of up to an additional 14,600 shares during the first quarter of 1997 and may or may not make future repurchases depending on the availability of cash flows.

    The Company has commitments for magazine placements of approximately $261,000 as of December 31, 1996.

    The Company is involved in certain legal proceedings. See Item 3, "Legal Proceedings." However, it is not anticipated that these proceedings will have any significant adverse effect upon the Company's liquidity or capital resources, since management believes that the Company is adequately insured against reasonably anticipated costs and expenses that might be incurred in connection therewith. For a discussion of the Company's investments of available cash in prepaid and deferred advertising, see "Results of Operations
 - Selling and Advertising Expense."

Assuming that implementation of the Company's more defined approach to attracting new customers in 1997 results in revenues which exceed costs, management expects that the Company will generate sufficient cash flow, supplemented by the remaining balance of the net proceeds to the Company from its initial public offering, to finance the Company's operations at currently anticipated levels at least through the end of 1998. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. In addition, management believes that the Company's growth can be accelerated by continuing to use the net proceeds to finance various marketing, advertising and promotional activities, and the increasing levels of inventory expected to result therefrom.

    The development and expansion of the Company's business that was financed using the net proceeds from the Company's initial public offering placed significant demands on the Company's infra-structure, and required the Company to hire additional personnel, to implement additional operating, manufacturing and financial controls, install additional reporting and management information systems for order processing, system monitoring, customer service and financial reporting, and otherwise to improve coordination between formulation, manufacturing, marketing, sales and finance functions. The Company's future operating results will depend on management's ability to manage future growth, and there can be no assurance that efforts to manage future growth will be successful. Management also believes that the availability of proceeds from the Company's initial public offering may enhance the Company's ability to increase the scope of its business more rapidly by taking advantage of opportunities to acquire additional product offerings, or even complementary businesses, on a favorable basis. Although the Company is not currently a party to any agreement or understanding with respect to any prospective acquisition, it has explored and continues to evaluate possible opportunities to license or otherwise acquire the right to market products that complement the Company's product line.

    If circumstances indicate that the Company should endeavor to expand its business at a faster rate than that currently planned for, it is likely that the Company would attempt to raise additional capital to accelerate its growth. In all events, the Company's ability to continue operations beyond will depend upon its ability to generate a significant cash flow from its expanded operations. If sufficient cash flow is not being generated at the end of this period, the Company would be required to seek additional funds through equity, debt or other external financing. There can be no assurance that any additional capital resources which the Company may need will be available to the Company if and when required, or on terms that will be acceptable to the Company. If additional financing is required, or desired, the Company may be required to forego a substantial interest in its future revenues or dilute the equity interests of existing shareholders, and a change in the control of the Company may result.

Item 7.  Financial Statements.

    The financial statements and supplemental data required by this Item are filed as exhibits hereto, as listed in the Index to Financial Statements included under Item 13(c) of Part IV below, and are incorporated herein by this reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    None


    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


    The directors and executive officers of the Company are as follows:


    Name                Age   Positions
Cynthia Kolke           49    President, Assistant Secretary and Director

R. Bruce Stewart        57    Chairman of the Board, Secretary and Treasurer

Paul R. Ryan            51    Director

William D. Fox          58    Director

</TABLE.

    Ms. Kolke has 26 years experience in sales and marketing. From 1965 through 1986 she was employed in a number of capacities, including Director of Marketing, by The Service Bureau Corporation, a division of IBM which was sold to Control Data in 1973. Between 1986 and 1989, Ms. Kolke served as the
Vice President of Sales for Light Signatures, and operated as an independent marketing consultant thereafter until she joined G.B Data Systems, Inc., a direct mail, nutritional supplement marketing company, in April 1990 as its Operations Manager. In July 1993, she left G.B. Data Systems, Inc. to co-found Whitewing Labs on July 29, 1993, as its President, Assistant
Secretary as a director. She holds a Bachelor's degree in Marketing and Data Processing from the Detroit College of Business.

    From 1991 to the present, Mr. Stewart, Chairman, President and Chief
Executive Officer of Acacia Research Corporation, devoted much of his time to the formation of Whitewing Labs and the development of its plan of operations.
During this period, he also formed Acacia, the Company's largest shareholder. From August 1977 to March 1991, Mr. Stewart served as President of Annandale Corporation, a financial consulting firm. He was also a licensed principal of Annandale Securities, Inc. from August 1987 to August 1990.

    Paul R. Ryan became a director of the Company in October 1996.  Since June
1994, he has been the Executive Vice President and Chief Investment Officer of Acacia Research. He received a B.S. degree from Cornell University and attended New York University Graduate School of Business. Mr. Ryan was a general partner of the American Health Care Fund, L.P until 1993. Prior to this, he was a financial consultant with Merrill Lynch.

    Mr. Fox has owned Classic Tire, an automotive repair and tires retailer since 1992. For the previous seven years, he conducted an independent management consulting business. He joined the Company's Board of Directors in February 1996, upon consummation of the Company's initial public offering.
From 1963 through 1984, Mr. Fox held numerous positions with IBM and Control
Data, including Branch Manager and Marketing Program Administrator. He graduated from Middlebury College with a B.A. degree in Political Science.









    The Company's Board of Directors has established an audit committee comprised of Mr. Stewart, Mr. Ryan and Mr. Fox, which will meet to consult with the Company's independent auditors concerning their engagement and audit plan, and thereafter concerning the auditor's report and management letter and, with the assistance of the independent auditors, will also monitor the adequacy of the Company's internal accounting controls. There have been no meetings with the auditors to date. The Board has not established separate compensation or nominating committees. Rather, all members of the Company's Board of Directors meet to review and determine the compensation of the Company's executive officers, administer the Company's Stock Option
Plan, adopt compensation policies and practices, review and pass upon all transactions with affiliates and other persons having a material financial interest in the Company, and nominate the individuals to be proposed by the Board of Directors for election as directors of the Company.

    Subject to the terms of applicable employment agreements, of which there currently are none, officers are appointed by and serve at the discretion of the Board of Directors. The Directors are elected by shareholders for a one-year term. No family relationships exist between any of the officers or directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
    Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Management believes all such individuals were in compliance with
Section 16(a) as of the filing date of this Annual Report on Form 10-KSB, and that none were delinquent.

Item 10.  Executive Compensation.

    The following table summarizes the annual and long term compensation paid by the Company during fiscal years ended December 31, 1994, 1995 and 1996 to the President of the Company. No other executive officer of the Company received an annual salary and bonus exceeding $100,000 during the year ended
December 31, 1996.





















Summary Compensation Table

                                        Long-Term Compensation
              Annual Compensation       Awards          Payouts

Name and                                Restricted       LTIP
Principal                               Stock
Position  Year  Salary  Bonus  Other    Awards  Options  Payouts  All Other
                 $       $      $         $       #        $      Compensation
Cynthia Kolke, President, Assistant Secretary and Director
          1994  61,600   -0-    -0-      -0-       -0-     -0-       -0-
          1995  71,400   -0-    -0-      -0-       -0-     -0-       -0-
          1996  84,200   -0-    -0-      -0-     37,500    -0-       -0-


    The Company leases and pays the insurance on an automobile on Ms. Kolke's behalf at an annual cost of $13,842 in 1996.

    Each director of the Company who is not otherwise employed full-time by the Company or Acacia Research Corporation will be paid $500 for each Board meeting attended. Directors will also be reimbursed for their travel expenses incurred in attending Board or committee meetings. Directors have previously not been compensated for their attendance at Board meetings, except for reimbursement of travel expenses. In connection with Mr. Ryan's election to the Company's Board of Directors in October 1996, he was granted an option to purchase 15,000 shares of the Company's Common Stock at the price per share of $1.69. The options vest at 3,000 per year and expire five years after the date of grant. At the same time it was decided to cancel and reissue Mr. Fox's options at the price per share of $1.69.

Stock Options

    The Company's 1993 Stock Option Plan, as amended (the "Stock Option Plan"), authorizes the granting of options to employees that are intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986 ("Incentive Stock Options"), as well as stock options that are not intended to so qualify ("Nonstatutory Options") which may be granted to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The Stock Option Plan, which is administered by the Board of Directors, currently covers an aggregate of 736,925 shares. The maximum term of a stock option granted under the Stock Option Plan is ten years, but if the optionee at the time of grant has voting power over more than 10% of the Company's Stock, the maximum term is five years. If an option granted expires or terminates, the shares subject to the unexercised portion of that option will become available for the grant of future options under the Stock Option Plan. If an optionee terminates his or her service to the Company, the optionee may exercise only those option shares vested as of the date of termination and must effect such exercise within three months, although the Board of Directors may set a longer period for exercise of stock options. The Stock Option Plan may be amended at any time by the Board of Directors, although certain amendments would require stockholder approval. The Stock Option Plan will terminate in 1998 unless earlier terminated by the Board.

    The exercise price of Incentive Stock Options granted under the Stock Option Plan must be at least equal to the fair market value of the stock subject to the option on the date of grant, except that the exercise price of an Incentive Stock Option granted to an optionee who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock must equal at least 110% of the fair market value of the stock subject to the option on the date of grant. The exercise price of Nonstatutory Stock Options granted under the Stock Option Plan must be at least equal to 85% of the fair market value of the stock subject to the option on the date of the grant. Payment of the exercise price may be made in cash, promissory notes or other consideration as determined by the Board of Directors.

    As of February 28, 1997, options to purchase an aggregate of 439,685 shares of Common Stock, at prices ranging from $0.089 to $5.00 per share, under the Stock Option Plan were outstanding and held by a total of 11 officers, directors, employees and consultants, including options to purchase 247,500, 143,000, 15,000, and 15,000 shares granted to Ms. Kolke, Mr.
Stewart, Mr. Ryan and Mr. Fox, respectively. Mr. Stewart exercised 44,500 options in the fiscal year ended December 31, 1996.

    The following table sets forth certain information regarding options granted by the Company during the year ended December 31, 1996.

Options Granted in Calendar Year 1996

                                                         Potential Realized
           No. of                                        Value at Assumed
           Shares      % of                              Annual Rates of Stock
           Subject     Total                             Price Appreciation
Name       Options     Options                           For Option Term (3)
of         Granted     Granted to  Exercise  Expiration
Optionee    (2)        Employees   Price     Date        5%($)    10%($)

Cynthia Kolke
            37,500     48%         $5.00     1/5/2006       N/A      N/A

(1) The exercise price of each option was the market price of a share of the Company's Common Stock on the date of grant.
(2)    The options vest upon the date of grant.
(3) Assumes that a share of Common Stock was valued at $2.00 per share on December 31, 1996 and since exercise price exceeds market price, there is no inherent value.

    The following table sets forth information with respect to ownership of options by the executive officers of the Company identified above, and their respective option values, as of December 31, 1996. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.

Option Values as of December 31, 1996

                        Number of Unexercised          Value of Unexercised
                              Options at             In-the-Money Options at
                        Fiscal Year-end (#)            Fiscal Year-End ($) (1)
Name                    Exercisable/Unexercisable    Exercisable/Unexercisable
Cynthia Kolke             247,500  /    0            $288,810/    0

(1) Assumes that a share of Common Stock was valued at $2.00 per share on December 31, 1996. Amounts reflected are based on this assumed price minus the exercise price and do not indicate that shares were sold.

Limitation of Directors' and Officers' Liability and Indemnification

    The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a Delaware corporation will not be personally liable for monetary damages for breach of the fiduciary duties as directors except for liability as a result of their duty of loyalty to the company for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, unlawful payments of dividends or stock transactions, unauthorized distributions of assets, loan of corporate assets to an officer or director, unauthorized purchase of shares, commencing business before obtaining minimum capital, or any transaction from which a director derived an improper benefit. Such limitations do not affect the availability of equitable remedies such as injunctive relief or rescission.
In addition, the Company's Bylaws provide that the Company must indemnify its officers and directors, and may indemnify its employees and other agents, to the fullest extent permitted by Delaware law. At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1997, by (i) each director and executive officer of the Company, (ii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and (iii) all directors and executive officers of the Company as a group. Except as may be indicated in the footnotes to the table, each of such persons has sole voting and investment power with respect to the shares owned, subject to applicable community property laws. The address of each individual listed is in care of the Company, 15455 San Fernando Mission Boulevard, Suite 105, Mission Hills, California 91345.

                                            Shares Beneficially Owned*

                                          Number                 Percent
Acacia Research Corporation (1)
12 S. Raymond Ave., Ste. B
Pasadena, CA 91105                        789,709                27.5%

R. Bruce Stewart (2)(3)                   977,209                32.5

Cynthia Kolke (3)                         247,500                 7.9

Paul R. Ryan (2)(3)                       794,709                27.7

William D. Fox (3)                          3,000                 0.10

All directors and executive
officers as a group (4 persons) (2)(3)  1,232,709                37.8


* In calculating beneficial and percentage ownership, all shares of Common Stock which a named stockholder will have the right to acquire from February 28, 1997, upon exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. As of February 28, 1997, an aggregate of 2,858,388 shares of Common Stock were outstanding. Except as otherwise indicated in the footnotes to the table, this does not take into account currently exercisable stock options outstanding as of February 28, 1997 to purchase an aggregate of 128,185 shares, nor the Warrants outstanding as of February 28, 1997 to purchase up to 517,500 additional shares of Common Stock.

(1) Includes 257,250 shares held of record by Acacia as security for repayment of debts owed to Acacia by third parties.

(2) Includes in the case of each of Messrs. Stewart and Ryan all shares held of record by Acacia Research Corporation, of which they are directors, and of which Mr. Stewart is an executive officer.

(3) Includes shares issuable upon exercise of currently exercisable options, including 143,000 shares in the case of Mr. Stewart and 247,500 shares in the case of Ms. Kolke. Although an option to purchase 15,000 shares has been granted to Mr. Ryan, it does not become exercisable as to any of the shares covered thereby until October 17, 1997. Twenty percent of the options to purchase 15,000 shares granted to Mr. Fox became exercisable on January 6, 1997 and are therefore included.

Item 12.  Certain Relationships and Related Transactions

    In April 1995, the Company invested $100,000 to purchase a limited partnership interest in Acacia Capital Partners, L.P., a California limited partnership formed by Acacia to manage investments using proprietary software models. See Item 6, "Management's Discussion and Analysis or Plan of Operation -Liquidity and Capital Resources".Except as described below, all profits and losses of the partnership will be allocated on a quarterly among the general partners and limited partners in proportion to their respective capital accounts as of the beginning of each quarter. The general partners will be allocated on an annual basis (subject to certain exceptions) 20% of the amount by which profits of the partnership otherwise allocable to each of the limited partners in that year exceed losses allocated to the limited partners that have not been recouped. The general partners of this investment partnership are entitled to annual management fees payable by each limited partner in an amount equal to 1% of the value of that limited partner's capital account. Acacia Research Corporation will receive three-fourths, and the other general partner will receive one-fourth, of such fees. These management fees are payable quarterly in advance at the beginning of each quarter based on the net asset value of the limited partner's capital account on the first day of the quarter. The partnership will also pay or reimburse the general partners for all costs and expenses incurred by or on behalf of the partnership, including all legal and accounting fees and expenses. Although the partnership will not be obligated to reimburse the general partners for any of the general partners' own operating, general, administrative and overhead costs and expenses, some or all of these expenses may be paid by securities brokerage firms that execute securities trades for the partnership.

    For a description of the options to purchase shares of the Company's Common Stock granted to the Company's executive officers and directors, see
Item 10, "Executive Compensation." For a description of certain arrangements between Acacia Research Corporation and the Company, regarding a lawsuit in which they are co-defendants, see Item 3, "Legal Proceedings".

    Management of the Company believes that each of the foregoing transactions was in the Company's best interests. As a matter of policy, all future transactions between the Company and any of its executive officers, directors, or principal shareholders, or any of their affiliates, will be on terms that a majority of the independent, disinterested members of the Company's Board of Directors believe to be no less favorable to the Company than those that could have been obtained from an unaffiliated third party in an arms-length transaction.

Item 13.  Exhibits and Reports on Form 8-K.

    (a) Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

    3.1    Certificate of Incorporation*
    3.2    Bylaws*
    3.3    Reincorporation Agreement*
    4.1    Form of Warrant*
    4.2    Agreement Not to Sell*
   10.1    Lease of Company's Executive Offices*
   10.2    Stock Option Plan*
   10.4    Fulfillment Services Agreement with Professional Marketing
           Associates, Inc.*
   10.5    Consulting Agreement*

* Incorporated by reference from the Company's Registration Statement on Form S-1 (33-97156) which became effective under the Securities Act of 1933, as amended, on February 9, 1996.

    (b)    Reports on Form 8-K.  None.


    (c)    Index to Financial Statements.

                                                                         Page
Report of Independent Public Accountants                                 F-1

Balance Sheets as of December 31, 1995 and 1996                          F-2

Statements of Operations for each of the Three Years
in the period ended December 31, 1996                                    F-3

Statements of Shareholders' Equity for each of the Three
Years in the period ended December 31, 1996                              F-4

Statements of Cash Flows for each of the Three Years
in the period ended December 31, 1996                                    F-5

Notes to Financial Statements                                            F-6


    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Whitewing Labs, Inc

                              By:    /s/  Cynthia Kolke
                                   Cynthia Kolke
                                   President, Assistant Secretary and Director

                              Dated:  March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/  R. Bruce Stewart       Chairman of the Board       March 27, 1997
R. Bruce Stewart              of Directors, Secretary
                              and Treasurer


  /s/  Cynthia Kolke          Director, Assistant         March 27, 1997
Cynthia Kolke                 Secretary



  /s/  Paul R. Ryan           Director                    March 27, 1997
Paul R. Ryan


  /s/  William D. Fox         Director                    March 27, 1997
William D. Fox


  /s/  Elizabeth M. Meisler   Chief Financial Officer     March 27, 1997
Elizabeth M. Meisler

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Whitewing Labs, Inc.:

We have audited the accompanying balance sheets of WHITEWING LABS, INC. (a Delaware corporation and a 54 and 27 percent subsidiary of Acacia Research Corporation at December 31, 1995 and 1996, respectively) as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitewing Labs, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                          /s/  Arthur Andersen LLP
                                        ARTHUR ANDERSEN LLP


Los Angeles, California
January 23, 1997




                                      F1



                             WHITEWING LABS, INC.

                  BALANCE SHEETS - DECEMBER 31, 1995 AND 1996

                                   ASSETS

                                                          1995         1996

CURRENT ASSETS:
  Cash and cash equivalents                           $  423,622    $2,524,391
  Inventories                                            193,234       143,519
  Prepaid advertising                                    355,932       379,095
  Other prepaid expenses                                  30,937        38,906
  Other receivables                                       17,115        46,604
                                                      ----------    ----------
          Total current assets                         1,020,840     3,132,515
                                                      ----------    ----------
EQUIPMENT:
  Furniture and fixtures                                 112,748       119,443
  Less--Accumulated depreciation                         (18,848)      (39,108)
                                                      ----------    ----------
                                                          93,900        80,335
                                                      ----------    ----------
OTHER ASSETS:
  Deferred advertising                                   190,396       182,061
  Deferred offering costs                                152,071           -
  Investment in related-party
    partnership, at cost                                 100,000       100,000
  Deferred taxes                                         220,000       220,000
  Other                                                    6,212         5,345
                                                      ----------    ----------
                                                         668,679       507,406
                                                      ----------    ----------
                                                      $1,783,419    $3,720,256
                                                      ==========    ==========



     The accompanying notes are an integral part of these balance sheets.













                                      F2a

                              WHITEWING LABS, INC.

                  BALANCE SHEETS - DECEMBER 31, 1995 AND 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          1995          1996
CURRENT LIABILITIES:
  Accounts payable                                    $   97,134    $  295,393
  Accounts payable to shareholder                           -           22,190
  Accrued liabilities                                     64,531        23,459
  Dividends payable                                       22,688           -
  Accrued interest payable                                43,051           -
  Deferred taxes                                         220,000       220,000
  Due to shareholder                                     114,247           -
                                                      ----------    ----------
          Total current liabilities                      561,651       561,042
                                                      ----------    ----------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value:
    Authorized--10,000,000 shares
    Issued and outstanding--1,434,626
      shares at December 31, 1995 and
      2,891,388 at December 31, 1996                       1,434         2,891
  Paid-in capital                                      1,909,507     6,318,977
  Accumulated deficit                                   (689,173)   (3,117,235)
  Less--
      Treasury stock, at cost
        17,600 shares                                        -         (45,419)
                                                      ----------    ----------
          Shareholders' equity                         1,221,768     3,159,214
                                                      ----------    ----------
                                                      $1,783,419    $3,720,256
                                                      ==========    ==========



         The accompanying notes are an integral part of these balance sheets.












                                      F2b

                              WHITEWING LABS, INC.
                            STATEMENTS OF OPERATIONS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                                            1994          1995         1996
NET SALES                               $ 455,359     $3,445,085   $3,537,480

COST OF GOODS SOLD                         38,836        459,661      511,214
                                        ---------     ----------   ----------
          Gross profit                    416,523      2,985,424    3,026,266
                                        ---------     ----------   ----------
OPERATING EXPENSES:
  Advertising                             163,917      1,304,251    2,684,795
  Selling                                 254,708        985,635    1,983,738
  General and administrative              252,425        683,093      914,436
                                        ---------     ----------  -----------
                                          671,050      2,972,979    5,582,969
                                        ---------     ----------  -----------
          Income (loss) from
            operations                  (254,527)        12,445   (2,556,703)

INTEREST EXPENSE                           28,473         20,021        4,259
OTHER INCOME, NET                             -          (29,121)    (143,879)
                                        ---------     ----------  -----------
          Income (loss) before
            provision for income
            taxes                        (283,000)        21,545   (2,417,083)

PROVISION FOR INCOME TAXES                  1,000            850          850
                                        ---------     ----------  -----------
NET INCOME (LOSS)                        (284,000)        20,695   (2,417,933)

PREFERRED STOCK DIVIDENDS PAID
  AND ACCRUED                              52,544         90,249       10,129
                                        ---------     ----------  -----------
          Net loss attributable to
            common shareholders         $(336,544)    $  (69,554) $(2,428,062)
                                        =========     ==========  ===========
PROFORMA INCOME (LOSS) PER
  COMMON SHARE                          $   (0.20)    $     0.01  $      -
                                        =========     ==========  ===========

INCOME (LOSS) PER COMMON SHARE          $    -        $    -      $     (0.90)
                                        =========     ==========  ===========
PROFORMA WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING          1,409,951      1,666,727         -
                                        =========     ==========  ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  -             -        2,691,149
                                        =========     ==========  ===========


   The accompanying notes are an integral part of these financial statements.


                                      F3

                             WHITEWING LABS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                                       Cumulative
                                       Convertible
                                       Preferred Stock       Common Stock
                                       ------------------  -----------------
                                        Shares    Amount    Shares    Amount
BALANCE, December 31, 1993                -     $    -     1,125,000  $1,125

  Issuance of cumulative convertible
    preferred stock for cash, net of
    associated issuance costs of
    $175,351                           272,250    732,149       -       -
  Preferred cash dividends paid           -          -          -       -
  Preferred cash dividends declared       -          -          -       -
  Stock subscribed                      15,000         15       -       -
  Note receivable from subscription    (15,000)       (15)      -       -
  Net loss                                -          -          -       -
                                       -------   --------  ---------  ------
BALANCE, December 31, 1994             272,250    732,149  1,125,000   1,125

  Issuance of common stock for cash,
    net of associated issuance costs
    of $150,208                           -          -       248,876     249
  Note payable converted to common
    stock                                 -          -        60,000      60
  Common stock issued in lieu of
    stock issuance commission             -          -           750    -
  Preferred dividends paid                -          -          -       -
  Preferred dividends declared            -          -          -       -
  Net income                              -          -          -       -
                                       -------   --------  ---------  ------
BALANCE, December 31, 1995             272,250    732,149  1,434,626   1,434

  Canceled stock subscribed            (15,000)       (15)      -       -
  Canceled note receivable from
    subscription                        15,000         15       -       -
  Three-for-two stock split and
    retirement of preferred stock     (272,250)  (732,149)   272,250     272
  Preferred dividends paid                -          -          -       -
  Stock offering, net of associated
    offering costs and broker
    discounts of $1,111,752               -          -     1,035,000   1,035
  Exercise of stock options               -          -       149,512     150
  Repurchases of common stock             -          -          -       -
  Net loss                                -          -          -       -
                                       -------   --------  ---------  ------
BALANCE, December 31, 1996                -      $   -     2,891,388  $2,891
                                       =======   ========  =========  ======


    The accompanying notes are an integral part of these financial statements.
                                      F4a

                             WHITEWING LABS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                                         Treasury Stock     Paid-In
                                                            Capital
                                       ------------------  ----------
                                        Shares    Amount
BALANCE, December 31, 1993                 -     $    -    $   98,875

  Issuance of cumulative convertible
    preferred stock for cash, net of
    associated issuance costs of
    $175,351                              -          -           -
  Preferred cash dividends paid           -          -           -
  Preferred cash dividends declared       -          -           -
  Stock subscribed                        -          -         49,985
  Note receivable from subscription       -          -        (49,985)
  Net loss                                -          -           -
                                       -------   --------  ----------
BALANCE, December 31, 1994                -          -         98,875

  Issuance of common stock for cash,
    net of associated issuance costs
    of $150,208                           -          -        876,043
  Note payable converted to common
    stock                                 -          -        199,940
  Common stock issued in lieu of
    stock issuance commission             -          -          2,500
  Preferred dividends paid                -          -           -
  Preferred dividends declared            -          -           -
  Net income                              -          -           -
                                       -------   --------  ----------
BALANCE, December 31, 1995                -          -      1,177,358

  Canceled stock subscribed               -          -        (49,985)
  Canceled note receivable from
    subscription                          -          -         49,985
  Three-for-two stock split and
    retirement of preferred stock         -          -        731,877
  Preferred dividends paid                -          -           -
  Stock offering, net of associated
    offering costs and broker
    discounts of $1,111,752               -          -      4,269,213
  Exercise of stock options               -          -        140,529
  Repurchases of common stock          (17,600)   (45,419)       -
  Net loss                                -          -           -
                                       -------   --------  ----------
BALANCE, December 31, 1996             (17,600)  $(45,419) $6,318,977
                                       =======   ========  ==========


The accompanying notes are an integral part of these financial statements.

                                      F4b

                             WHITEWING LABS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                                      Accumulated            Total
                                      Deficit
                                      -----------          ----------
BALANCE, December 31, 1993            $  (281,021)         $ (181,021)

  Issuance of cumulative convertible
    preferred stock for cash, net of
    associated issuance costs of
    $175,351                                 -                732,149
  Preferred cash dividends paid           (31,910)            (31,910)
  Preferred cash dividends declared       (20,634)            (20,634)
  Stock subscribed                           -                 50,000
  Note receivable from subscription          -                (50,000)
  Net loss                               (284,000)           (284,000)
                                      -----------          ----------
BALANCE, December 31, 1994               (617,565)            214,584

  Issuance of common stock for cash,
    net of associated issuance costs
    of $150,208                              -                876,292
  Note payable converted to common
    stock                                    -                200,000
  Common stock issued in lieu of
    stock issuance commission                -                  2,500
  Preferred dividends paid                (69,615)            (69,615)
  Preferred dividends declared            (22,688)            (22,688)
  Net income                               20,695              20,695
                                      -----------          ----------
BALANCE, December 31, 1995               (689,173)          1,221,768

  Canceled stock subscribed                  -                (50,000)
  Canceled note receivable from
    subscription                             -                 50,000
  Three-for-two stock split and
    retirement of preferred stock            -                   -
  Preferred dividends paid                (10,129)            (10,129)
  Stock offering, net of associated
    offering costs and broker
    discounts of $1,111,752                  -              4,270,248
  Exercise of stock options                  -                140,679
  Repurchases of common stock                -                (45,419)
  Net loss                             (2,417,933)         (2,417,933)
                                      -----------          ----------
BALANCE, December 31, 1996            $(3,117,235)         $3,159,214
                                      ===========          ==========


The accompanying notes are an integral part of these financial statements.


                                      F4c

                              WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31,1996

                                             1994         1995           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $(284,000)   $ 20,695     $(2,417,933)
  Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities:
      Depreciation and amortization          3,932       14,634         20,815
      Changes in assets and
        liabilities:
          Inventories                       (6,969)    (164,937)        49,715
          Prepaid advertising              (99,000)    (256,932)       (23,163)
          Other prepaid expenses            26,830      (22,688)        (7,969)
          Other receivables                (13,072)      (4,043)       (29,489)
          Deferred advertising              (4,000)    (186,396)         8,335
          Deposits                             -         (1,042)           312
          Accounts payable                  13,161       67,134        198,259
          Accrued liabilities                4,026       57,617        (41,072)
          Accrued interest payable          24,444       14,051        (43,051)
                                         ---------    ---------    -----------
          Net cash used in
            operating activities          (334,648)    (461,907)    (2,285,241)
                                         ---------    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES--
  Purchase of furniture and fixtures        (3,783)     (90,884)        (6,695)
                                         ---------    ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Investment in related-party
    partnership                                -       (100,000)           -
  Deferred offering costs                      -       (151,499)       174,261
  Proceeds from convertible
    note payable                           200,000          -              -
  Proceeds from (payments to)
    stockholder                             40,000     (200,000)      (114,247)
  Net proceeds from issuance of
    cumulative convertible
    preferred stock                        732,149          -              -












                                      F5a

                                             1994         1995           1996

  Net proceeds from issuance of
    common stock                          $    -       $878,792     $4,090,158
  Net proceeds from issuance of
    common stock warrants                      -            -          180,090
  Net proceeds from issuance of common
    stock upon exercise of options             -            -          140,679
  Repurchases of common stock                  -            -          (45,419)
  Payment of cash dividends                (31,910)     (90,249)       (32,817)
                                          --------     --------     ----------
        Net cash provided by
          financing activities             940,239      337,044      4,392,705
                                          --------     --------     ----------
NET INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS                     601,808     (215,747)     2,100,769

CASH AND CASH EQUIVALENTS,
  beginning of year                         37,561      639,369        423,622
                                          --------     --------     ----------
CASH AND CASH EQUIVALENTS,
  end of year                            $ 639,369    $ 423,622     $2,524,391
                                          ========     ========     ==========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid for income taxes           $   1,664    $   5,000     $    3,605
                                          ========     ========     ==========
    Cash paid for interest               $     -      $  10,000     $   47,310
                                          ========     ========     ==========
SUPPLEMENTAL DISCLOSURES OF
  NONCASH FINANCING ACTIVITIES:
    Preferred dividends declared         $  20,634    $  22,688     $      -
                                          ========     ========     ==========
    Cumulative convertible preferred
      stock converted to common stock    $     -      $     -       $  732,149
                                          ========     ========     ==========
    Common stock issued in lieu of
      commission                         $     -      $   2,500     $      -
                                          ========     ========     ==========
    Note payable converted to
      common stock                       $     -      $ 200,000     $      -
                                          ========     ========     ==========



The accompanying notes are an integral part of these financial statements.










                                      F5b
                              WHITEWING LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



1.   Summary of Operations

     a.    Organization and Business

     Whitewing Labs (the Company) was incorporated on July 29, 1993 under the state laws of California and was a development stage company until December 31, 1993. From July 29, 1993 until February 24, 1995 (when the Company sold shares of common stock to unrelated third parties), the Company was a wholly-owned subsidiary of Acacia Research Corporation (Acacia, the Parent or majority shareholder). The Company is engaged in the development and distribution of healthcare products using direct response marketing to individuals aged 40 and over. Utilizing formulas that include only natural ingredients, the Company's products offer alternatives to conventional treatments for symptoms associated with the aging process.

     b.    Reincorporation in Delaware

     On February 9, 1996, the Company merged with Whitewing Labs, Inc., a Delaware corporation, which recently was formed as a wholly-owned subsidiary of the Company and reincorporated in the State of Delaware (the "Reincorporation"). As a result of the Reincorporation, each holder of outstanding common stock of the Company, and each holder of the outstanding preferred stock, received three shares of the Delaware corporation's common stock for every two shares of the Company's common stock or preferred stock held of record on the Effective Date of the Reincorporation. The accompanying financial statements and per share information give retroactive effect to the Reincorporation.

     c.    Proceeds from Completion of Initial Public Offering

     On February 20, 1996, the Company completed its initial public offering and issued 900,000 shares of common stock and 1,035,000 common stock purchase warrants. On March 18, 1996, the Company issued an additional 135,000 shares of common stock which reflected shares of common stock set aside to cover any over-allotments related to the public offering. Total proceeds related to the issuance of the 1,035,000 shares of common stock and common stock purchase warrants were approximately $4,270,000 which is net of $412,092 in offering costs and $699,660 in broker discounts (See Note 8).

2.   Summary of Significant Accounting Policies

     a.    Estimates Used by Management

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and



                                      F6
     liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     b.    Concentration of Risk

     Production, order taking and order fulfillment are outsourced to an outside company and two independent contractors, respectively, which potentially subjects the Company to a concentration of supplier risk. In addition, substantially all printing is handled by an outside company and substantially all advertising placement, including purchase of mailing lists for direct mail programs, is handled by an outside service agency. Although these services are currently concentrated with a few key suppliers, management believes that other suppliers could provide similar services and comparable terms. A change in suppliers however could cause delay in manufacturing, shipping, advertising placements and implementation of direct mail programs and a possible loss of sales which could affect operating results adversely.

     c.    Cash and Cash Equivalents

     The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash, and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash equivalents include only those investments with original maturities of three months or less.

     d.    Inventories

     Inventories consist of finished goods and shipping supplies.
     Inventories are valued at the lower-of-invoiced-cost (determined by the first-in, first-out method) or market.

     The following is a summary of inventories at December 31, 1995 and
     1996:
                                               1995        1996
         Finished goods                      $176,206    $139,979
         Shipping supplies                     17,028       3,540
                                             --------    --------
                                             $193,234    $143,519
                                             ========    ========

     e.    Prepaid and Deferred Advertising

     In December 1993, the American Institute of Certified Public
     Accountants issued Statement of Position 93-7 (SOP 93-7) entitled "Reporting on Advertising Costs". The Company adopted SOP 93-7 effective January 1, 1995.





                                      F7
     Magazines, newspapers, weekly publications, and direct mailings including postcard inserts, tear sheets, holiday special mailers and the Journal of Natural Health "TM" comprise the main components of the Company's direct-response marketing efforts and its primary purpose is to elicit sales to customers. Payments to vendors in advance of the run date are included in prepaid advertising. Respondents are logged into a customer database which indicates the source of each customer's response to the specific advertisement.

     The Company's accounting policy for amortizing the costs of prepaid and deferred advertising placements and mailings is based upon management's estimates over the periods in which the related direct responses are received. The Company evaluates the realizability of its direct-response advertising by comparing the carrying amount of prepaid and deferred advertising at each balance sheet date on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result from such advertising. Any excess carrying amount over probable remaining future revenues is reported as advertising expense in the current period. Newspaper and weekly publications are expensed in the month of issue. Magazines and direct mailings which are available prior to the middle of the month preceding the issue date are amortized over a three month period. Magazines which are available subsequent to the middle of the month preceding the issue date are amortized over a four month period. The magazine amortization percentages used by the Company amortize 90 to 100 percent of the deferred cost over three months with 60 to 80 percent of the costs amortized over two months and such costs are included in other assets as deferred advertising. Substantially all of the deferred advertising costs will be fully amortized within four months of December 31, 1996. In 1995 and 1996, advertising expense was $1,304,251 and $2,684,795, respectively, which includes a write-down to net realizable value of none and $123,396 in 1995 and 1996, respectively.

     Prepaid advertising includes approximately $184,000 of costs related to the development of electronic in-home delivery of product advertising which the Company has begun test airing in February, 1997. Additional unpaid costs of electronic delivery advertising of $75,000 become due and payable in 1997. The Company is obligated to pay related talent costs of 3 percent of gross profits from sales generated in 1997 after the test airing is completed. It is management's intention to expense the costs related to the electronic in-home delivery of product advertising beginning in 1997 and over a period not to exceed the lesser of the revenue earning stream directly related to the electronic in-home delivery of product advertising or one year, which ever comes first.

f.    Furniture and Fixtures

     Furniture and fixtures are recorded at cost. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives which range from 5 to 7 years. When assets are sold or otherwise disposed of, the cost







                                      F8
     and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

g.    Organization Costs

     Organization costs are recorded at cost and are amortized using the straight-line method over a five-year period.

     h.    Income Taxes

     The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

     i.    Revenue Recognition

     Revenue is recorded at the time of shipment.

     j.    Proforma and Income (Loss) per Common Share

     For the year ended December 31, 1994, the proforma weighted average number of common shares outstanding includes the weighted average of 210,533 shares of preferred stock outstanding without considering preferred stock dividends paid or accrued, and the weighted average of 150 nonqualified stock options granted in November 1994 computed using the treasury stock method. At December 31, 1995, the proforma weighted average number of common shares outstanding includes the weighted average of 272,250 shares of preferred stock outstanding without considering preferred stock dividends paid or accrued as well as the weighted average of 35,720 nonqualified stock options granted in November 1994 and June 1995 computed using the treasury stock method. All preferred stock outstanding was effectively converted into shares of common stock on a one-for-one basis, upon consummation of the reincorporation. The proforma weighted average number of common shares outstanding also includes 74,268 shares that are deemed to have been outstanding during the year ended December 31, 1994 as a consequence of the issuance in 1995 of 249,626 shares of common stock at a price below the $5.00 per share Subscription Price. For the year ended December 31, 1996, loss per common share is based on the historical weighted average number of shares outstanding.

     k.    Reclassifications

     Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.














                                      F9
3.   Restricted Cash

As of December 31, 1995, the Company is required to maintain a reserve cash account with a balance of approximately 5 percent of the preceding six month's gross sales volume for credit card transactions. As of December 31, 1996, the required reserve is less than or equal to 5 percent of the prior six months' gross sales volume for credit card transactions subject to chargeback and return ratios. As of December 31, 1995 and 1996, the Company maintained $51,585 and $31,234, respectively, of such restricted cash which is included in cash and cash equivalents on the accompanying balance sheets.

4.   Due to Shareholder

The Company had an unsecured loan payable to the majority shareholder. The loan was due upon successful completion of the initial public offering. On February 21, 1996, the remaining loan was paid. The Company recorded interest expense related to this loan of $28,000, $15,000 and $4,000 in 1994, 1995 and 1996, respectively. Accrued interest payable related to this loan in 1995 and 1996 was approximately $43,000 and none, respectively.

5.   Commitments and Contingencies

     a.    Lease

The Company is obligated under an operating lease for the office space it occupies which expires on October 1, 1998. The Company is also obligated under an automobile operating lease which expires February
     14, 1999.  The Company's future minimum lease payments at December 31,
     1996 are as follows:


                       1997                  $ 49,794
                       1998                    49,794
                       1999                     1,660
                                             --------
                                             $101,248
                                             ========

     Rent expense in 1994, 1995 and 1996 was approximately $17,800, $35,200 and $39,200, respectively.

     b.    Service

     The Company has a fulfillment services agreement with Professional Marketing Associates, Inc. (PMA) effective from September 22, 1993 through March 22, 1997 and is subject to automatic six month extensions. Under the agreement, PMA acts as the Company's independent contractor for the purposes of order processing, warehousing and distribution of the Company's merchandise.






                                      F10
     c.    Regulation

     The U.S. Food and Drug Administration (FDA) is the primary agency that regulates the healthcare industry.

     The Company's products consist of natural ingredients which are considered nutritional supplements and are classified as foods, thus they do not require FDA approval. The Company's product labeling and advertising copy, however, must be within the FDA's established guidelines.

     In November 1991, the FDA issued proposed regulations designed to among other things, amend its food labeling regulations. The proposed regulations met with substantial opposition. In October, 1994, the "Dietary Supplement Health and Education Act of 1994" (the "Dietary Supplement Law") was enacted. Section 11 of the Dietary Supplement Law provided that the advance notice of proposed rule making by the FDA concerning dietary supplements was null and void. FDA regulations that became effective on June 1, 1994 would require standard format nutrition labeling on dietary supplements. However, because the new Dietary Supplement Law also addresses labeling of dietary supplements, the FDA has indicated that it will not enforce its labeling regulations until January 1, 1998. In the interim, new regulations are expected to be proposed by the FDA. Because the FDA has not yet reconciled its existing regulations with the new Dietary Supplement Law, the Company cannot determine to what extent any changed or amended regulations will affect its business.

     The Dietary Supplement Law did not affect the July 1, 1994 effectiveness of the FDA's health claims regulations. Those regulations prohibit any express or implied claims for dietary supplements unless such claims are approved in advance by the FDA through the promulgation of specific authorizing regulations. Such approvals are rarely provided by the FDA. Therefore, no claim may be made on a dietary supplement label or in printed sales literature, "that expressly or by implication characterizes the relationship of any substance to a disease or health-related condition". The Company cannot determine what effect currently proposed FDA regulations, when and if promulgated, will have on its business in the future. Such regulations could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. In addition, the Company cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material effect on the Company.













                                      F11
     The Company has an ongoing compliance program with assistance from experienced FDA counsel regarding the nature and scope of food and drug legal matters affecting the Company's business and products. The Company is unaware of any legal actions pending or threatened by the FDA or any other governmental authority against the Company.


d.    Pending Litigation

     The Company was notified by letter dated January 12, 1996, that the Federal Trade Commission (FTC) was conducting a preliminary, non-public investigation regarding the advertising and sale of Prostsafe which represents approximately 79% of total Company sales during the year ended December 31, 1996. The Company did not believe that this advertisement made any false or unsubstantiated claims and had submitted a formal written response to the FTC inquiry. On March 26, 1997, the Company was notified by its legal counsel that the FTC had concluded its investigation and closed its file without taking any action.

     On August 16, 1996, a former director of the Company and her husband, filed a legal action against the Company and its largest shareholder in the United States District Court in Los Angeles against the Company. The suit alleges, among other things, that the Company improperly refused to permit the exercise of an option to purchase 15,000 shares of the Company's common stock and seeks $106,000 in damages from the Company. Legal counsel has been jointly retained by the Company and Acacia, the co-defendant, and Acacia has assumed primary defense thereof as well as assuming sole responsibility for all litigation costs incurred in connection with such joint representation. Although the ultimate outcome of this litigation cannot be predicted with certainty, the Company's management does not believe that this matter will have a material effect on the Company's results of operations or financial position.

     e.    Advertising

     The Company has commitments for magazine placements of $261,000 at December 31, 1996.

6.   Income Taxes

The liability method requires the Company to provide income taxes for the tax effect of temporary differences in recognizing certain income and expenses for financial statement and income tax purposes.














                                      F12
The provision for income taxes is comprised of the minimum franchise taxes payable for state income taxes.

At December 31, 1996, the Company had net operating loss carryforwards of approximately $3,400,000 for federal income tax purposes available to reduce future federal taxable income through 2011.

At December 31, 1996, the Company had net operating loss carryforwards of approximately $4,200,000 for state income tax purposes. Approximately $1,500,000 and $2,700,000 are available to reduce future state taxable income in California and Arizona, respectively. Such carryforwards expire through 2011.

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1995 and 1996 are as follows:

                                                 1995           1996
                                               ---------      ----------
Deferred tax assets:
   Federal net operating loss
     carryforwards                             $ 340,000      $1,156,000
   State net operating loss
     carryforwards--California                    17,000          92,000
   State net operating loss
     carryforwards--Arizona                       40,000         165,000

   Other                                          33,000           8,000
   Less - Valuation allowance                   (210,000)     (1,201,000)
                                               ---------      ----------
       Total deferred tax assets               $ 220,000      $  220,000
                                               =========      ==========
Deferred tax liabilities:
   Prepaid advertising                          (216,000)       (218,000)
   Other                                          (4,000)         (2,000)
                                               ---------      ----------
             Total deferred tax liabilities    $(220,000)     $ (220,000)
                                               =========      ==========


The Company had approximately $1,000,000 of NOL carryovers ("pre change NOL's") for federal tax return purposes at December 31, 1995. During 1995, the Company's additional issuance of common stock to third parties and the existence of cumulative convertible preferred stock held by third parties caused a "change of ownership" of the Company pursuant to Section 382 of the Internal Revenue Code. As a result of the ownership change, the Company's utilization of its NOL carryovers that may be used to offset future income is









                                      F13
estimated by the Company to be approximately $400,000 per year (the "annual limitation"). In addition, during 1996, the Company had a public offering which may have caused an additional "change of ownership". However, any such additonal ownership change is not expected to materially change the annual limitation. In the event the annual limitation is not fully utilized, the Company is allowed to carryover such amount to subsequent years during the carryover period.

7.   Stock Option Plan
     a.    Qualified Stock Options

     On November 16, 1993, the Board approved a qualified stock option plan (the Plan) for officers and key employees. Under the terms of the Plan, incentive stock options will be granted at the prevailing market rate. Shares not exceeding 20 percent of the outstanding common shares of the Company will be reserved for the issuance of options under the terms of the Plan. Under the Plan, the options will generally vest and become exercisable at the date of the grant and expire five years from the date of grant, subject to employee termination. Upon termination, individuals have three months from their termination date to exercise their options.

     During November 1994, the Company verbally agreed to grant a former employee an additional extension through November 25, 1996 for 7,500 options which were scheduled to expire in February 1995. The remaining 15,000 shares expired in 1995. The options were exercised in November 1996.

     b.    Nonqualified Stock Options

     In 1993 and 1994, the Company granted 256,200 options to officers, key employees, directors, and consultants. Under the terms of the Plan, options will be granted at the prevailing market rate and will generally vest and become exercisable at the date of the grant. The term of any option expires five years from the date of grant, subject to the continuation of each person's employment or consulting relationship with the Company. Under the terms of a separate agreement, a former officer of the Company has until October 1997 to exercise 15,000 options issued and outstanding. A consultant to the Company also has a separate agreement which allows him to exercise 300 options within 60 months of terminating the consulting relationship with the Company. Upon termination with the Company, all other individuals have three months from their termination date to exercise their options.

     On June 1, 1995, the Company granted a total of 60,000 options to two employees at $3.40 per share which was the market as determined by the Board of Directors. Options vest at 6,000 per year and expire five years after date of grant. On August 28, 1996, 30,000 options expired after an employee terminated his employment.









                                      F14
     On January 5, 1996, the Company granted 75,000 options to an employee and a director at an exercise price of $5.00. The options vested at the date of grant and expire five years from the date of grant. In addition, the Company granted 90,000 options to employees, directors and an outside contractor at exercise prices ranging from $1.69 to $5.00. The options vest at various dates as defined in the specific stock option agreements and expire five years from the date of grant. All options granted were approved by the Board of Directors.

     On January 5, 1996, the Company issued 29,997 options to a consultant at $4.33. The consultant entered into an arrangement with the Parent (prior to the change in ownership) for which options issued to him would be at approximately $1 below market price.

The following is a summary of qualified and nonqualified options from
December 31, 1994 to December 31, 1996:
                                               Exercise
                                                Price       Options    Options
Qualified Options:                            (At Market)   Granted     Vested
Balance, December 31, 1994                     $ 0.089      225,000    225,000

   Expired                                     $ 0.089      (15,000)   (15,000)
                                                            -------    -------
Balance, December 31, 1995                     $ 0.089      210,000    210,000
                                                            -------    -------
   Exercised                                   $ 0.089      (67,000)   (67,000)
                                                            -------    -------
Balance, December 31, 1996                     $ 0.089      143,000    143,000
                                                            =======    =======


Nonqualified Options:

Balance, December 31, 1994             $ 0.089 - 4.00       256,200    256,200

   Granted                                     $ 3.40        60,000     12,000
                                                            -------    -------
Balance, December 31, 1995             $ 0.089 - 4.00       316,200    268,200
                                                            -------    -------
   Granted                              $ 1.69 - 5.00       194,997    113,000
   Exercised                           $ 0.089 - 5.00       (82,512)   (82,512)
   Expired                              $ 3.40 - 5.00       (50,000)    (5,000)
                                                            -------    -------
Balance, December 31, 1996             $ 0.089 - 5.00       378,685    293,688
                                                            =======    =======










                                      F15
The Company accounts for the Plan with regards to the Company's employees, officers and directors under Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for these individuals under the Plan. Had compensation cost for these individuals been determined based on the fair value at the grant dates consistent with the method under SFAS No. 123, the Company's net income
(loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1995         1996
                                                   -------    -----------
Net income (loss):                 As Reported     $20,695    $(2,417,083)
                                   Pro Forma       $10,975    $(2,529,721)

Primary earnings per share:        As Reported     $0.01      $(0.90)
                                   Pro Forma       $0.01      $(0.94)

Fully diluted earnings per share:  As Reported     $0.01      $(0.90)
                                   Pro Forma       $0.01      $(0.94)


The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: risk-free interest rate of 8.0 percent; no expected dividend yield; expected lives of 5 years; expected volatility of 34 percent for options granted after the public offering and .01 for options granted prior to the public offering.


8.   Capitalization

     a.    Capital Stock

     The Board of Directors authorized 500,000 shares of 10 percent cumulative convertible preferred stock which converted into one share of the Company's common stock upon the completion of the initial public offering on February 20, 1996.

     On January 16, 1995, the Company filed an amended articles of incorporation which increased the number of shares of common stock authorized from 5,000,000 to 10,000,000 shares and changed the par value on its common and cumulative convertible preferred stock to $.001.

     b.    Warrants and Stock Options

     In conjunction with the initial public offering in February 1996, the Company issued 1,035,000 common stock purchase warrants at $0.20 per share which had to be purchased together on the basis of one share of common stock and one warrant, but tradable separately thereafter. Two





                                      F16
     warrants entitle the holder to purchase one share of common stock at a price of $7.00 during the three year period commencing on February
     14, 1996. The warrants may be redeemed by the Company under certain circumstances. As of December 31, 1996, none had been exercised. In connection with the Company's initial public offering, the representatives of the underwriters acquired 90,000 warrants.

     In conjunction with the initial public offering in February 1996, the Company granted 90,000 options to the representatives of the underwriters at an exercise price of $6.00. The options become exercisable on February 9, 1997, and expire on February 9, 2001.

     c.    Stock Repurchase

     During 1996, the Company acquired 17,600 shares of its common stock for approximately $45,000 in connection with a stock repurchase program in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market.

9.   Investment in Related-Party Partnership

The Company invested $100,000 in a limited partnership (the Partnership) which currently invests in equity securities in which the Company's largest shareholder has a majority interest. Although the Partnership currently invests in equity securities, it is subject to the risks associated with short sales, hedging, option trading, trading on margin and other leverage transactions. As of December 31, 1995 and 1996, the fair value of the Company's investment was valued at approximately $116,000 and $127,000, respectively. The future success of the Partnership is dependent upon the largest shareholder's ability to raise additional capital investment in the Partnership. As the general partner of the Partnership, the Company's largest shareholder earns a management fee based upon the value of investments held by the Partnership.

10.  Subsequent Events

Subsequent to year end, the Company has repurchased 15,400 shares of common stock for $22,322 and has authorized a repurchase of up to an additional 14,600 shares during the first quarter of 1997 and may or may not make future repurchases depending on the cash flows.













                                      F17