Form 10QSB
period 1997-03-31
WHITEWING LABS INC
filed 1997-05-14
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of April 30, 1997 was 2,866,938.





                               WHITEWING LABS, INC.
                   FORM 10-QSB FOR QUARTER ENDED MARCH 31, 1997
                                TABLE OF CONTENTS

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Balance Sheets at December 31, 1996 and March 31, 1997...........3

            Statements of Operations for the Three  Months Ended
                March 31, 1996 and 1997......................................5

            Statements of Cash Flows for the Three Months Ended
                March 31, 1996 and 1997......................................6

            Notes to the Financial Statements................................8

Item 2.     Management's Discussion and Analysis of Results
              of Operations and Financial Condition.........................12

PART II.  OTHER INFORMATION.................................................17

Item 1.     Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE PAGE..............................................................18




























                               Whitewing Labs, Inc.
                                  Balance Sheets
                        December 31, 1996 and March 31, 1997

                                     ASSETS


                                             December 31,             March 31,
                                                 1996                   1997
                                             ------------           -----------
                                                                    (Unaudited)
     CURRENT ASSETS:
        Cash and cash equivalents            $ 2,524,391            $ 1,678,100
        Inventories                              143,519                158,842
        Prepaid advertising                      379,095                364,269
        Other prepaid expenses                    38,906                 52,310
        Other receivables                         46,604                 30,347
                                             -----------            -----------
           Total current assets                3,132,515              2,283,868
                                             -----------            -----------
     EQUIPMENT:
        Furniture and fixtures                   119,443                119,443
        Less--accumulated depreciation           (39,108)               (44,880)
                                             -----------            -----------
                                                  80,335                 74,563
                                             -----------            -----------
     OTHER ASSETS:
        Deferred advertising                     182,061                129,141
        Investment in related-party
          partnership, at cost                   100,000                100,000
        Deferred taxes                           220,000                200,000
        Other                                      5,345                  5,529
                                             -----------            -----------
                                                 507,406                434,670
                                             -----------            -----------
     TOTAL ASSETS                            $ 3,720,256            $ 2,793,101
                                             ===========            ===========












                             See accompanying notes


                               Whitewing Labs, Inc.
                                  Balance Sheets
                        December 31, 1996 and March 31, 1997

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                             December 31,             March 31,
                                                 1996                   1997
                                             ------------           -----------
                                                                    (Unaudited)

     CURRENT LIABILITIES:
        Accounts payable                     $    295,393           $   81,378
        Accounts payable to shareholder            22,190                 -
        Accrued liabilities                        23,459                7,786
        Deferred taxes                            220,000              200,000
                                            -------------           ----------
             Total current liabilities            561,042              289,164
                                            -------------           ----------
     COMMITMENTS AND CONTINGENCIES:

     SHAREHOLDERS' EQUITY:

         Common stock, $.001 par value:
           Authorized, 10,000,000 shares
           Issued and outstanding,
           2,891,388 shares at December 31,
           1996, and 2,851,938 shares
           at March 31, 1997                        2,891                2,891
         Paid-in capital                        6,318,977            6,318,977
         Accumulated deficit                   (3,117,235)          (3,742,525)
         Less--
           Treasury stock, at cost
            17,600 shares at December 31,
            1996 and 39,450 shares at
            March 31, 1997                        (45,419)             (75,406)
                                             ------------          -----------
         Shareholders' equity                   3,159,214            2,503,937
                                             ------------         ------------
                                             $  3,720,256         $  2,793,101
                                             ============         ============










                             See accompanying notes


                               Whitewing Labs, Inc.
                             Statements of Operations
                 For the Three Months Ended March 31, 1996 and 1997
                                   (Unaudited)


                                                     1996                     1997
                                                  ----------              ----------
     NET SALES                                    $  996,028              $  658,518

     COST OF GOODS SOLD                              130,164                  84,206
                                                  ----------              ----------
         Gross profit                                865,864                 574,312

     OPERATING EXPENSES
       Advertising                                   550,312                 521,770
       Selling                                       222,139                 494,836
       General and administrative                    233,818                 206,546
                                                  ----------             -----------
                                                   1,006,269               1,223,152
                                                  ----------             -----------
       Loss from operations                         (140,405)               (648,840)

     OTHER INCOME                                     23,775                  23,550
     INTEREST EXPENSE                                  4,259                    -
                                                  ----------             -----------
       Loss before provision
       for income taxes                             (120,889)               (625,290)

     PROVISION FOR INCOME TAXES                        3,605                    -
                                                  ----------              -----------
     NET LOSS                                       (124,494)               (625,290)

     PREFERRED STOCK DIVIDENDS
       EARNED AND ACCRUED                         $   10,073                    -
                                                  ----------             -----------

       Net loss attributable
       to common stockholders                     $ (134,567)               (625,290)
                                                  ==========             ===========

     LOSS PER COMMON SHARE                        $    (0.06)            $     (0.22)
                                                  ==========             ===========
     WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING                  2,070,878               2,864,310
                                                  ==========             ===========





                             See accompanying notes


                               Whitewing Labs, Inc.
                             Statements of Cash Flows
                For the Three Months Ended March 31, 1996 and 1997
                                  (Unaudited)
                                                             1996            1997
                                                          ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(124,494)      $ (625,290)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                         4,002            5,772
        Changes in assets and liabilities:
           Inventories                                      (57,256)         (15,323)
           Prepaid advertising                              (24,019)          14,826
           Other prepaid expenses                           (43,308)         (13,404)
           Other receivables                                  1,503           16,257
           Deferred advertising                             (39,549)          52,920
           Other deposits                                    (5,243)            (184)
           Accounts payable                                 (48,745)        (236,205)
           Accrued liabilities                              (17,502)         (15,673)
           Accrued interest payable                         (43,051)            -
                                                         ----------       ----------
           Net cash used in operating activities           (397,662)        (816,304)
                                                         ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and fixtures                       (5,150)            -
                                                        -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred offering costs                                  174,261             -
   Payments to shareholder                                 (114,247)            -
   Net proceeds from issuance of common stock             4,107,849             -
   Net proceeds from issuance of common stock warrants      180,090             -
   Net proceeds from issuance of common
     stock upon exercise of options                         135,063             -
   Repurchase of common stock                                  -             (29,987)
   Payment of cash dividends                                (32,761)            -
                                                         ----------       ----------
           Net cash provided by financing activities      4,450,255          (29,987)
                                                         ----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      4,047,443         (846,291)

CASH AND CASH EQUIVALENTS, beginning of year                423,622        2,524,391
                                                          ---------       ----------
CASH AND CASH EQUIVALENTS, end of period                 $4,471,065       $1,678,100
                                                         ==========       ==========







                              See accompanying notes


                                       6
                                                            1996            1997
                                                         ----------       ----------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

     Cash paid for income taxes                          $    3,605       $     -
                                                         ==========       ==========
     Cash paid for interest                              $    4,259       $     -
                                                         ==========       ==========

SUPPLEMENTAL DISCLOSURES OF
   NON CASH FINANCING ACTIVITIES:

     Cumulative convertible preferred stock
       converted to common stock                         $  732,149       $     -
                                                         ==========       ==========






































                            See accompanying notes



                                         7
                              WHITEWING LABS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


1.    Summary of Significant Accounting Policies

    a.  Basis of presentation

    In the opinion of management and subject to year-end audit, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended
    December 31, 1996.

    b.  Prepaid and Deferred Advertising

    In December 1993, the American Institute of Certified Public
    Accountants issued Statement of Position 93-7 (SOP 93-7) entitled "Reporting on Advertising Costs". The Company adopted SOP 93-7 effective January 1, 1995.

    Magazines, newspapers, weekly publications, and direct mailings including postcard inserts, tear sheets, holiday special mailers and the Journal of Natural Health "TM" comprise the main components of the Company's direct-response marketing efforts and its primary purpose is to elicit sales to customers. Payments to vendors in advance of the run date are included in prepaid advertising. Respondents are logged into a customer base which indicates the source of each customer's response to the specific advertisement.

    The Company's accounting policy for amortizing the costs of prepaid and deferred advertising placements and mailings is based upon management's estimates over the periods in which the related direct responses are received. The Company evaluates the realizability of its direct-response advertising by comparing the carrying amount of prepaid and deferred advertising at each balance sheet date on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result from such advertising. Any excess carrying amount over probable remaining future revenues is reported as advertising expense in the current period. Newspaper and weekly publications are expensed in the month of issue. Magazines and direct mailings which are available prior to the middle of the month preceding the issue date are amortized over a three month period. Magazines which are available subsequent to the middle of the month preceding the issue date are amortized over a four month period. The magazine amortization percentages used by the Company amortize 90 to 100 percent of the deferred cost over three



                                         8
    months with 60 to 80 percent of the costs amortized over two months and such costs are included in other assets as deferred advertising. Substantially all of the deferred advertising costs will be fully amortized within four months of December 31, 1996. For the three months ended March 31, 1996 and 1997 respectively, advertising expense was $550,312 and $521,770 respectively.

    Prepaid advertising includes approximately $254,000 of costs related to the development of electronic in-home delivery of product advertising which the Company began test airing in February 1997. Additional unpaid costs of electronic delivery advertising of $27,450 are due and payable in 1997. The Company is obligated to pay related talent costs of 3 percent of gross profits from sales generated in 1997 after the test airing is completed. It is management's intention to expense the costs related to the electronic in-home delivery of product advertising beginning in 1997 and over a period not to exceed the lesser of the revenue earning stream directly related to the electronic in-home delivery of product advertising or one year, which ever comes first.

    c.  Reclassifications

    Certain reclassifications have been made to the accompanying condensed financial statements to conform them with the current period presentation.

    d.  Estimates Used by Management

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    e.  Concentration of Risk

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










                                           9
2.  Summary of Operations

    a.    Reincorporation in Delaware

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

    b.    Proceeds from Completion of Initial Public Offering

    On February 20, 1996, the Company completed its initial public offering and issued 900,000 shares of common stock and 1,035,000 common stock purchase warrants. On March 18, 1996, the Company issued an additional 135,000 shares of common stock which reflected shares of common stock set aside to cover any over-allotments related to the public offering. Total proceeds related to the issuance of the 1,035,000 shares of common stock and common stock purchase warrants were approximately $4,270,000 which is net of $412,092 in offering costs and $699,660 in broker discounts.


3.    Loss per Common Share

    For the three month periods ended March 31, 1996 and 1997 respectively, loss per common share is based on the historical weighted average number of shares outstanding.

4.    Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities in the amounts of $20,000 and $5,000 at December 31, 1996 and March 31, 1997, respectively.

5.    Stock Repurchase

    During the three months ended March 31, 1997, the Company acquired 21,850 shares of its common stock for approximately $29,900 in connection with a stock repurchase program in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market.

6.    Litigation

    The Company was notified by letter dated January 12, 1996, that the Federal Trade Commission (FTC) was conducting a preliminary, non-public investigation regarding the advertising and sale of Prostsafe "R", which represented 79% of total Company sales during the year ended December 31, 1996. The Company did not believe that this advertisement made any false or unsubstantiated claims and had submitted a formal written response to the FTC inquiry. On March 26, 1997, the Company was notified by its legal counsel that the FTC had concluded its investigation and closed its file without taking any action.


                                           10
    On August 16, 1996, a former director of the Company and her husband, filed a legal action against the Company and Acacia Research Corporation its largest shareholder, in the United States District Court in Los
    Angeles, entitled Christopher D. Hodges and Ann P. Hodges v. Acacia Research Corporation and Whitewing Labs, Inc., Case No 96-5551R (Ex). The suit alleged, among other things, that the Company improperly refused to permit the exercise of an option to purchase 15,000 shares of the Company's common stock and seeks $106,000 in damages from the Company. Legal counsel was jointly retained by the Company and Acacia, the co-defendant, and Acacia assumed primary defense thereof, as well as assuming sole responsibility for all litigation costs incurred in connection with such joint representation. On May 7, 1997, the lawsuit was settled with no associated costs due from the Company.

7.    Advertising

    The Company has commitments for magazine placements of $67,178 at March 31, 1997.

8.    Earnings per Share and Capital Structure

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


9.    Subsequent Events

    Subsequent to March 31, 1997, the Company has repurchased 2,000 shares of common stock for $1,500 and may or may not make future repurchases.
























                                           11
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


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

The Company's stated strategy for the development of its business is to stress growth of the customer base over short-term profits; management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. During the first quarter of 1997, utilizing a portion of the net proceeds from its February 1996 public offering, the Company continued its efforts to expand the customer base by investing approximately $1,100,000 in a combination of marketing and selling activities, including magazine advertising placements, direct mail which both tests new mailing lists and identifies new names on lists used in the past, and testing of electronic in-home delivery of product advertising. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the flagship product, Prostsafe"R". The Company has made several substantial investments by both expanding its product line to 27 products and increasing the customer base from 59,000 in March of 1996 to over 89,000 currently. In view of the expanded customer base, the Company has now modified its marketing strategy for the short term by significantly reducing advertising and certain selling expenditures related to attracting additional customers, as it focuses on efforts to generate additional revenue from existing customers.

    As of March 31, 1997, the Company had an accumulated deficit of $3,742,525. It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished.
Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.




                                       12
    Like other distributors of consumer products, the Company encounters the risk of product returns from its customers. The Company's products are sold with an unconditional, money-back guarantee. Any customer who is not satisfied with a Company product for any reason may return it or any unused portion for a full refund of the purchase price. Although product returns over the last three years have been approximately 3% of sales, which is substantially less than the national average of 6%, there can be no assurance that actual levels of returns will not significantly exceed amounts which have occurred in the past.

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




















                                            13
Results of Operations.

Net Sales. The Company's net sales during the quarter ended March 31, 1997 were $658,518, a decrease of approximately 33.9% over net sales of $996,028 during the quarter ended March 31, 1996. At March 31, 1997, the Company's customer base had grown to approximately 89,000, up from approximately 59,000 at March 31, 1996. Sales, particularly of the Company's flagship product, Prostsafe "R", did not increase to the levels anticipated, relative to the substantial increase in selling costs.

    The average orders from new and existing customers were approximately $61 and $76 respectively, for the quarter March 31, 1997, compared to average orders of approximately $55 from new customers and $82 from existing customers respectively for the first quarter of the prior year.

    Sales of the Company's Prostsafe "R" accounted for 68.2% of the Company's sales for the quarter ended March 31, 1997, and for approximately 81.3% of net sales for the quarter ended March 31, 1996. The Company anticipates that sales of Prostsafe "R" will continue to contribute a substantial but continually decreasing percentage of total revenues to subsequent periods, as quantities sold of the Company's other products increase. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offering to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective markets or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which adversely affect the Company's product marketshare.


Gross Profit. Cost of goods sold for the Company's products represented 12.8% and 13.0% of net sales for the three months ended March 31, 1997 and 1996 respectively. During the quarters ended March 31, 1997 and 1996, the Company recognized gross profits of $574,312 and $865,864, or 87.2% and 87.0% of net sales, respectively.


Advertising Expense. During the three months ended March 31, 1997, advertising expense decreased to $521,770, compared to $550,312 for the same period last year. The decrease reflects fewer magazine placements made in the first quarter of 1997. While advertising decreased in absolute dollars during the quarter ended March 31, 1997, it increased as a percentage of net sales to 79.2% compared to 55.3% of net sales for the same period last year.






                                         14
Selling Expense. During the three months ended March 31, 1997, selling expenses increased to $494,836, compared to $222,139 for the same period in 1996, and increased as a percentage of net sales to 75.1%, compared to 22.3% of net sales for the three months ended March 31, 1996. The increase is primarily due to a more aggressive direct mail program in the first quarter of 1997 compared to 1996 and costs incurred to test electronic in-home delivery of product advertising. The Company expects to benefit in future periods from the conversion of leads obtained from electronic in-home delivery of product advertising to customers.


General and Administrative Expense. General and administrative expenses decreased in absolute dollars to $206,546 for the first three months of 1997, from $233,818 for the first three months of 1996, primarily due to a decrease in legal costs, which were incurred on a one-time only basis in the first quarter of 1996. For the quarter ended March 31, 1997, general and administrative expenses represented 31.4% of net sales, increasing as a percentage of net sales from 23.5% for the three months ended March 31, 1996.


Loss From Operations. The Company incurred losses from operations for the three months ended March 31, 1997 of $648,840, compared to losses from operations of $140,405 during the three months ended March 31, 1996. Losses during the first quarter of 1997 and 1996 were mainly attributable to increases in advertising and selling costs as the Company sought to aggressively expand its customer base. Anticipated revenues for the first quarter of 1997 from mailings to existing customers, magazine placements and the testing of electronic in-home delivery of product advertising, did not materialize resulting in a substantial loss for the first quarter of 1997.


Interest Expense. There was no interest expense for the three months ended March 31, 1997. The amounts remaining due and payable to Acacia Research Corporation, including interest expense of $4,259, were paid out of the net proceeds to the Company from the public offering during the first quarter of 1996. For the three months ended March 31, 1996, interest expense represented 0.4% of sales.


Liquidity and Capital Resources

    In its initial public offering in February 1996, the Company raised net proceeds, after deduction of underwriting discounts and other expenses of the offering amounting to $1,111,752, of approximately $4,270,000. The Company's public offering was to generate adequate funds to allow for growth of the Company's sales and database than might be achieved if the Company relied only upon revenues generated from sales. A large portion of the net proceeds to the Company, was earmarked to finance expanded advertising, marketing and sales activities, with the balance available for use for other general corporate purposes to support the Company's ongoing operations, including general administrative costs and expenses.

    At March 31, 1996, the Company had cash on hand of $4,471,065. A portion of these proceeds was used to pay the principal balance of $114,247, plus accrued interest of $47,310 owing to Acacia in respect of loans previously made to the Company by Acacia, the Company's largest shareholder. A portion of the proceeds was also used to build inventories and finance magazine and direct mail advertising.

                                          15
    At March 31, 1997, the Company had cash on hand of $1,678,100 down
$846,291 from the December 31, 1996 amount of $2,524,391. The decrease was primarily the result of a $236,205 decrease in accounts payable relating mainly to expenditures for magazine advertising and for development and testing of electronic in-home delivery of product advertising.

 The Company initiated an open market stock repurchase program in July 1996 in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market. The Company acquired 21,850 shares of its common stock for approximately $29,900 during the first three months of 1997 bringing the total shares acquired to date to 39,450. The Company has authorized a repurchase of up to an additional 10,150 shares and may or may not make future repurchases.

    The Company believes that expected cash flow plus the remaining proceeds from the offering will finance the Company's operations at currently anticipated levels for a period of at least 12 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.








































                                           16
PART II  OTHER INFORMATION

Item 1.     Legal proceedings
      The Company was notified by letter dated January 12, 1996, that the Federal Trade Commission (FTC) was conducting a preliminary, non-public investigation regarding the advertising and sale of Prostsafe "R". The Company did not believe that this advertisement made any false or unsubstantiated claims and had submitted a formal written response to the FTC inquiry. On March 26, 1997, the Company was notified by its legal counsel that the FTC had concluded its investigation and closed its file without taking any action.

      On August 16, 1996, a former director of the Company and her husband, filed a legal action against the Company and its principal shareholder in the United States District Court in Los Angeles, entitled Christopher D. Hodges and Ann P. Hodges v. Acacia Research Corporation and Whitewing Labs, Inc., Case No 96-5551R (Ex). The suit alleged, among other things, that the Company improperly refused to permit the exercise of an option to purchase 15,000 shares of the Company's common stock and seeks $106,000 in damages from the Company.
      Legal counsel was jointly retained by the Company and Acacia, the co-defendant, and Acacia assumed primary defense thereof, as well as assuming sole responsibility for all litigation costs incurred in connection with such joint representation. On May 7, 1997, the lawsuit was settled with no associated costs due from the Company.

Item 6.     Exhibits and reports on Form 8-K

              Exhibit 27, Financial Data Schedule                Page 19






























                                          17
SIGNATURE PAGE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       WHITEWING LABS, INC.


Date:  May 13, 1997                      /s/    Cynthia Kolke
                                       ---------------------------
                                       Cynthia Kolke,
                                       President, Assistant Secretary
                                       and Director

                                         /s/  Elizabeth M. Meisler
                                       ---------------------------
                                       Elizabeth M. Meisler,
                                       Chief Financial Officer





































                                           18