Form 10KSB/A
period 1996-12-31
WHITEWING LABS INC
filed 1997-05-15
CIK 1001260

Reason for Amendment:

This 10-KSB amendment is being sent to include Exhibit 27, the Financial Data Schedule which was omitted in error from the filing on March 27,1997.


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

DOCUMENTS INCORPORATED BY REFERENCE:  None

Item 13.  Exhibits and Reports on Form 8-K.

    (a) Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

    3.1    Certificate of Incorporation*
    3.2    Bylaws*
    3.3    Reincorporation Agreement*
    4.1    Form of Warrant*
    4.2    Agreement Not to Sell*
   10.1    Lease of Company's Executive Offices*
   10.2    Stock Option Plan*
   10.4    Fulfillment Services Agreement with Professional Marketing
           Associates, Inc.*
   10.5    Consulting Agreement*
   27      Financial Data Schedule

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

                              Dated:  May 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/  R. Bruce Stewart       Chairman of the Board       May 14, 1997
R. Bruce Stewart              of Directors, Secretary
                              and Treasurer


  /s/  Cynthia Kolke          Director, Assistant         May 14, 1997
Cynthia Kolke                 Secretary



  /s/  Paul R. Ryan           Director                    May 14, 1997
Paul R. Ryan


  /s/  William D. Fox         Director                    May 14, 1997
William D. Fox


  /s/  Elizabeth M. Meisler   Chief Financial Officer     May 14, 1997
Elizabeth M. Meisler