Form 10QSB
period 1997-06-30
WHITEWING LABS INC
filed 1997-07-31
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of June 30, 1997 was 2,864,938.








                               WHITEWING LABS, INC.
                   FORM 10-QSB FOR QUARTER ENDED JUNE 30, 1997
                                TABLE OF CONTENTS

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Balance Sheets at December 31, 1996 and June 30, 1997...........3

            Statements of Operations for the Quarters and Six Months
                Ended June 30, 1996 and 1997................................5

            Statements of Cash Flows for the Six Months Ended
                June 30, 1996 and 1997......................................6

            Notes to the Financial Statements...............................8

Item 2.     Management's Discussion and Analysis of Results
              of Operations and Financial Condition........................11

PART II.  OTHER INFORMATION................................................15

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE PAGE..............................................................16































                               Whitewing Labs, Inc.
                                  Balance Sheets
                        December 31, 1996 and June 30, 1997

                                     ASSETS


                                             December 31,             June 30,
                                                 1996                   1997
                                             ------------           -----------
                                                                    (Unaudited)
     CURRENT ASSETS:
        Cash and cash equivalents            $ 2,524,391            $ 1,746,488
        Inventories                              143,519                111,746
        Prepaid advertising                      379,095                324,928
        Other prepaid expenses                    38,906                 35,995
        Other receivables                         46,604                 16,043
                                             -----------            -----------
           Total current assets                3,132,515              2,235,200
                                             -----------            -----------
     EQUIPMENT:
        Furniture and fixtures                   119,443                129,854
        Less--accumulated depreciation           (39,108)               (50,759)
                                             -----------            -----------
                                                  80,335                 79,095
                                             -----------            -----------
     OTHER ASSETS:
        Deferred advertising                     182,061                   -
        Investment in related-party
          partnership, at cost                   100,000                100,000
        Deferred taxes                           220,000                130,000
        Other                                      5,345                  7,065
                                             -----------            -----------
                                                 507,406                237,065
                                             -----------            -----------
     TOTAL ASSETS                            $ 3,720,256            $ 2,551,360
                                             ===========            ===========
















                             See accompanying notes


                               Whitewing Labs, Inc.
                                  Balance Sheets
                        December 31, 1996 and June 30, 1997

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                             December 31,             June 30,
                                                 1996                   1997
                                             ------------           -----------
                                                                    (Unaudited)

     CURRENT LIABILITIES:
        Accounts payable                     $    295,393           $   42,415
        Accounts payable to shareholder            22,190                 -
        Accrued liabilities                        23,459                6,992
        Deferred taxes                            220,000              130,000
                                            -------------           ----------
             Total current liabilities            561,042              179,407
                                            -------------           ----------
     COMMITMENTS AND CONTINGENCIES:

     SHAREHOLDERS' EQUITY:

         Common stock, $.001 par value:
           Authorized--10,000,000 shares
           Issued and outstanding--
           2,891,388 shares at December 31,
           1996, and 2,906,388 shares
           at June 30, 1997                         2,891                2,906
         Paid-in capital                        6,318,977            6,320,292
         Accumulated deficit                   (3,117,235)          (3,874,339)
         Less--
           Treasury stock, at cost
            17,600 shares at December 31,
            1996 and 41,450 shares at
            June 30, 1997                         (45,419)             (76,906)
                                             ------------         ------------
         Shareholders' equity                   3,159,214            2,371,953
                                             ------------         ------------
                                             $  3,720,256         $  2,551,360
                                             ============         ============















                             See accompanying notes


                               Whitewing Labs, Inc.
                             Statements of Operations
                                   (Unaudited)

                            Quarter ended June 30,    Six months ended June 30,
                              1996           1997         1996            1997
                            --------    ---------     ----------     ----------
NET SALES                   $927,415    $ 610,891     $ 1,923,442   $ 1,269,409

COST OF GOODS SOLD           111,088      102,753         241,252       186,958
                            --------    ---------      ----------   -----------
    Gross profit             816,327      508,138       1,682,190     1,082,451

OPERATING EXPENSES
  Advertising                674,887      235,863       1,225,199       752,928
  Selling                    912,158      259,667       1,134,295       759,206
  General and
  administrative             264,194      165,686         498,014       372,235
                           ---------    ---------       ---------   -----------
                           1,851,239      661,216       2,857,508     1,884,369
                           ---------    ---------       ---------   -----------
Loss from operations      (1,034,912)    (153,078)     (1,175,318)     (801,918)

OTHER INCOME                  46,068       21,264          69,844        44,814

INTEREST EXPENSE                   0            0           4,259             0
                            --------    ---------       ---------   -----------
  Loss before provision
  for income taxes          (988,844)    (131,814)     (1,109,733)     (757,104)

PROVISION FOR
  INCOME TAXES                     0            0           3,605             0
                            --------    ---------       ---------   -----------
NET LOSS                    (988,844)    (131,814)     (1,113,338)     (757,104)

PREFERRED STOCK
  DIVIDENDS EARNED
     AND ACCRUED            $      0    $        0     $   10,073   $         0
                            --------    ----------     ----------   -----------

  Net loss attributable
  to common stockholders   $(988,844)   $ (131,814)   $(1,123,411)  $  (757,104)
                           =========    ==========     ==========   ===========

LOSS PER COMMON SHARE      $   (0.39)   $   (0.05)     $    (0.44)  $     (0.26)
                           =========    =========      ==========   ===========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
    OUTSTANDING            2,540,057     2,865,138      2,527,370     2,870,744
                           =========     =========      =========   ============




                             See accompanying notes


                               Whitewing Labs, Inc.
                             Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1997
                                  (Unaudited)
                                                       1996             1997
                                                    -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $(1,113,338)    $ (757,104)
   Adjustments to reconcile net loss to
     net cash used in operating activities
        Depreciation and amortization                     9,460         11,928
        Changes in assets and liabilities:
           Inventories                                   (5,031)        31,773
           Prepaid advertising                          294,775         54,167
           Other prepaid expenses                         3,887          2,911
           Other receivables                            (10,974)        30,561
           Deferred advertising                        (183,844)       182,061
           Other deposits                                (5,243)        (1,997)
           Accounts payable                             (18,228)      (275,168)
           Accrued liabilities                          (54,571)       (16,467)
           Accrued interest payable                     (43,051)          -
                                                     ----------     ----------
         Net cash used in operating activities       (1,126,158)      (737,335)
                                                     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and fixtures                   (7,019)       (10,411)
                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred offering costs                              174,261           -
   Payments to shareholder                             (114,247)          -
   Net proceeds from issuance of common stock         4,099,590           -
   Net proceeds from issuance of common
     stock warrants                                     180,090           -
   Net proceeds from issuance of common
     stock upon exercise of options                     139,954          1,330
   Repurchase of common stock                              -           (31,487)
   Payment of cash dividends                            (32,817)          -
                                                     ----------     ----------
         Net cash provided by financing activities    4,446,831        (30,157)
                                                     ----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    3,313,654       (777,903)

CASH AND CASH EQUIVALENTS, beginning of year            423,622      2,524,391
                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period             $3,737,276     $1,746,488
                                                     ==========     ==========








                              See accompanying notes


                                       6
                                                        1996            1997
                                                     ----------     ----------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

     Cash paid for income taxes                      $    3,605     $        0
                                                     ==========     ==========
     Cash paid for interest                          $   47,310     $        0
                                                     ==========     ==========

SUPPLEMENTAL DISCLOSURES OF
   NON CASH FINANCING ACTIVITIES:

     Cumulative convertible preferred stock
       converted to common stock                     $  732,149     $        0
                                                     ==========     ==========









































                            See accompanying notes



                                         7
                              WHITEWING LABS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 1997
                                  (Unaudited)


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

    Magazines, newspapers, weekly publications, and direct mailings including postcard inserts, tear sheets, holiday special mailers and the Journal of Natural Health "TM" comprise the main components of the Company's direct-response marketing efforts using print media to elicit sales to customers. Payments to vendors in advance of the run date are included in prepaid advertising. Respondents are logged into a customer base which indicates the source of each customer's response to the specific advertisement.

    The Company's accounting policy for amortizing the costs of prepaid and deferred print advertising placements and mailings is based upon management's estimates over the periods in which the related direct responses are received. The Company evaluates the realizability of its direct-response advertising by comparing the carrying amount of prepaid and deferred advertising at each balance sheet date on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result from such advertising. Any excess carrying amount over probable remaining future revenues is reported as advertising expense in the current period. Newspaper and weekly publications are expensed in the month of issue. Magazines and direct mailings which are available prior to the middle of the month preceding the issue date are amortized over a three month period. Magazines which are available subsequent to the middle of the month preceding the issue date are amortized over a four month period. The magazine amortization percentages used by the Company amortize 90 to 100 percent of the deferred cost over three months with 60 to 80 percent of the costs amortized over two months and such costs are included in other assets as deferred advertising. Substantially all of the deferred advertising costs will be fully



                                         8
    amortized within four months of December 31, 1996. For the six months ended June 30, 1996 and 1997 respectively, advertising expense was $1,225,199 and $752,928 respectively, which includes a write-down to net realizable value of none and $8,268 on June 30, 1996 and 1997, respectively. Prepaid advertising includes approximately $277,000 of costs related to the development of electronic in-home delivery of product advertising which the Company began test airing in February 1997. Additional unpaid costs of electronic delivery advertising of $12,922 are due and payable in 1997. The Company is obligated to pay related talent costs of 3 percent of gross profits from sales generated in 1997 after the test airing is completed. It is management's intention to expense the costs related to the development of electronic in-home delivery of product advertising beginning in 1997 and over a period not to exceed the lesser of the revenue earning stream directly related to the electronic in-home delivery of product advertising or one year, which ever comes first. The Company expenses all other costs of non-print media as incurred.

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

    e.  Concentration of Risk

    Production, order taking and order fulfillment are outsourced to an outside company and three independent contractors, respectively, which potentially subjects the Company to a concentration of supplier risk. In addition, substantially all printing is handled by an outside company and substantially all advertising placement, including purchase of mailing lists for direct mail programs, is handled by an outside service agency. Although these services are currently concentrated with a few key suppliers, management believes that other suppliers could provide similar services and comparable terms. A change in suppliers however could cause delay in manufacturing, shipping, advertising placements and implementation of direct mail programs and a possible loss of sales which could affect operating results adversely.

2.  Summary of Operations

    a.    Reincorporation in Delaware

    On February 9, 1996, the Company merged with Whitewing Labs, Inc., a Delaware corporation, which recently was formed as a wholly-owned subsidiary of the Company and reincorporated in the State of Delaware (the "Reincorporation"). As a result of the Reincorporation, each holder of outstanding common stock of the Company, and each holder of the outstanding preferred stock, received three shares of the Delaware




                                            9
    corporation's common stock for every two shares of the Company's common stock or preferred stock held of record on the Effective Date of the Reincorporation.

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

3.    Loss per Common Share

    For the six month periods ended June 30, 1996 and 1997 respectively, loss per common share is based on the historical weighted average number of shares outstanding.

4.    Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities in the amounts of $20,000 and $5,000 at December 31, 1996 and June 30, 1997, respectively.

5.    Stock Repurchase

    During the six months ended June 30, 1997, the Company acquired 23,850 shares of its common stock for approximately $31,500 in connection with a stock repurchase program in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market. Total shares purchased through June 30, 1997, by the Company, were 41,450 at a total cost of approximately $76,900.

6.    Advertising

    The Company has commitments for magazine placements of $20,285 at June 30, 1997.

7.    Earnings per Share and Capital Structure

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










                                         10
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


General. The Company formulated its business plans and strategies based on certain assumptions by the Company's management regarding the size of the market for nutritional supplements, the products which the Company will be able to offer to the over age forty market, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

The Company's strategy for the development of its business is to stress growth of the customer base over short-term profits; management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. The Company has made several substantial investments by both expanding its product line to 27 products and increasing the customer base from 70,000 in June of 1996 to over 98,000 currently. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the flagship product, Prostsafe"R".

During the second quarter of 1997, the Company reacted to declining response rates in certain segments of its mail order operations by reducing advertising and selling costs from $1,016,606 for the first quarter of 1997 to $495,530 for the second quarter of 1997, a decrease of approximately 51% over the first quarter of 1997. As the company reduced certain of its advertising and direct mail programs, it continued to aggressively market to its existing customers via various catalogue offerings. The Company also explored other direct response media, such as electronic in-home delivery of product advertising. Revenues remained consistent in the second quarter of 1997 as compared to the first quarter of 1997, primarily based on sales to existing customers. The loss for the second quarter of 1997 of $131,814 improved by $493,476 over the loss of $625,290 at March 31, 1997. The second quarter loss includes $129,141 of advertising costs for print advertising run in the first quarter consistent with the Company's accounting policy. Due to a shift in media, there will be no carryover of such advertising costs into the third quarter as there is no deferred print advertising at June 30, 1997. Accordingly it is anticipated that advertising and selling costs will better match resulting revenues in future quarters. Although total advertising and selling expenses are anticipated to increase over second quarter levels, it is not anticipated that selling and advertising will rise to levels spent in quarters prior to March 31, 1997 unless the Company's marketing efforts result in increased revenues to justify further expenditures.

As of June 30, 1997, the Company had an accumulated deficit of $3,874,339.
It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able

                                      11
to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.

    Like other distributors of consumer products, the Company encounters the risk of product returns from its customers. The Company's products are sold with an unconditional, 30 day money-back guarantee. Any customer who is not satisfied with a Company product for any reason may return it or any unused portion for a full refund of the purchase price. Although product returns over the last three years have been approximately 3% of sales, which is substantially less than the national average of 6%, there can be no assurance that actual levels of returns will not significantly exceed amounts which have occurred in the past.

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















                                            12
Results of Operations.

Net Sales. The Company's net sales during the six months ended June 30, 1997 were $1,269,409, a decrease of approximately 34% over net sales of $1,923,442 during the six months ended June 30, 1996. At June 30, 1997, the Company's customer base had grown to approximately 98,000, up from approximately 70,000 at June 30, 1996. As the Company responded to declining response rates in certain segments of its mail order operations and reduced certain of its advertising and direct mail programs, compared to the first six months of 1996, sales generated from these segments correspondingly declined. The Company focused its primary efforts in 1997 on generating additional revenues from existing customers while continuing to grow the customer base.

    The average orders from new and existing customers were approximately $61 and $78 respectively, for the six months ended June 30, 1997, compared to average orders of approximately $58 from new customers and $78 from existing customers respectively for the first six months of the prior year.

    Sales of the Company's Prostsafe "R" accounted for approximately 73% of the Company's sales for the six months ended June 30, 1997, and for approximately 77% of net sales for the six months ended June 30, 1996. The Company anticipates that sales of Prostsafe "R" will continue to contribute a substantial but continually decreasing percentage of total revenues to subsequent periods, as quantities sold of the Company's other products increase. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offering to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective markets or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which adversely affect the Company's product marketshare.

Gross Profit.  Cost of goods sold for the Company's products represented
14.7% and 12.5% of net sales for the six months ended June 30, 1997 and 1996 respectively. During the six months ended June 30, 1997 and 1996, the Company recognized gross profits of $1,082,451 and $1,682,190, or 85.3% and 87.5% of net sales, respectively.


Advertising Expense. During the six months ended June 30, 1997, advertising expense decreased to $752,928, compared to $1,225,199 for the same period last year. The decrease reflects fewer magazine placements made in the first six months of 1997. Advertising not only decreased in absolute dollars during the six months ended June 30, 1997, it also decreased as a percentage of net sales to 59.3% compared to 63.7% of net sales for the same period last year.







                                      13
Selling Expense. During the six months ended June 30, 1997, selling expenses decreased to $759,206, compared to $1,134,295 for the same period in 1996, and increased as a percentage of net sales to 59.8%, compared to 59.0% of net sales for the six months ended June 30, 1996. The decrease is primarily due to more selective use of direct mail programs in the first six months of 1997 compared to 1996.

General and Administrative Expense. General and administrative expenses decreased in absolute dollars to $372,235 for the first six months of 1997, from $498,014 for the first six months of 1996, due to a decrease in legal and shareholder relations costs, which were incurred on a one-time only basis in the first six months of 1996. For the six months ended June 30, 1997, general and administrative expenses represented 29.3% of net sales, increasing as a percentage of net sales from 25.9% for the six months ended June 30, 1996.


Loss From Operations. The Company incurred losses from operations for the six months ended June 30, 1997 of $801,918, compared to losses from operations of $1,175,318 during the six months ended June 30, 1996. Losses during the first six months of 1996 were mainly attributable to increases in advertising and selling costs in excess of revenues as the Company sought to aggressively expand its customer base, which trend continued into 1997. In the second quarter of 1997, the Company reacted to declining response rates from certain direct response programs targeted at new customers, by modifying its marketing strategy. The Company significantly reduced advertising and selling expenditures to attract additional customers and focused on efforts to generate additional revenue from existing customers with the result that losses incurred for the six months ended June 1997 were significantly smaller than losses incurred for the six months ended June 30, 1996.

Interest Expense. There was no interest expense for the six months ended June 30, 1997. The amounts remaining due and payable to Acacia Research Corporation, including interest expense of $4,259, were paid out of the net proceeds to the Company from the public offering during the first quarter of 1996. For the six months ended June 30, 1996, interest expense represented 0.2% of sales.


Liquidity and Capital Resources

    In its initial public offering in February 1996, the Company raised net proceeds of $4.3 million after deduction of underwriting discounts and other xpenses of the offering of $1.1 million. A large portion of the net proceeds to the Company, was earmarked to finance expanded advertising, marketing and sales activities, with the balance available for use for other general corporate purposes to support the Company's ongoing operations, including general administrative costs and expenses.

    At June 30, 1996, the Company had cash on hand of $3.7 million. A portion of these proceeds was used to pay the principal balance and interest owed to Acacia of $161,000. A portion of the proceeds was also used to increase inventories and finance magazine and direct mail advertising.

    At June 30, 1997, the Company had cash on hand of $1,746,488 down
$777,903 from the December 31, 1996 amount of $2,524,391 but up $68,388 from the March 31, 1997 amount of $1,678,100. The decrease was primarily the result of a $252,978 decrease in accounts payable relating mainly to expenditures for magazine advertising and for development and testing of electronic in-home delivery of product advertising.



                                      14
 The Company initiated an open market stock repurchase program in July 1996 in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market. The Company acquired 23,850 shares of its common stock for approximately $31,500 during the first six months of 1997. Total shares purchased through June 30, 1997, by the Company were 41,450. The Company may or may not make future repurchases.

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


PART II  OTHER INFORMATION


Item 6.     Exhibits and reports on Form 8-K

              Exhibit 27, Financial Data Schedule                Page 17










































                                          15
SIGNATURE PAGE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       WHITEWING LABS, INC.


Date:  July 30, 1997                      /s/    Cynthia Kolke
                                       ---------------------------
                                       Cynthia Kolke,
                                       President, Assistant Secretary
                                       and Director

                                         /s/  Elizabeth M. Meisler
                                       ---------------------------
                                       Elizabeth M. Meisler,
                                       Chief Financial Officer










































                                           16