Form 10QSB
period 1997-09-30
WHITEWING LABS INC
filed 1997-11-17
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                           EXCHANGE ACT OF 1934
            For the transition period from____N/A_____ to ___N/A_____

                         Commission File No. 0-27420

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

Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of September 30, 1997 was 2,864,938.
                                       1
                              WHITEWING LABS, INC.
                FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 1997
                              TABLE OF CONTENTS

                                                                          Page

PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Balance Sheets at December 31, 1996 and
              September 30, 1997 ...........................................3

            Statements of Operations for the Quarters and Nine Months
                Ended September 30, 1996 and 1997...........................5

            Statements of Cash Flows for the Nine Months Ended
                September 30, 1996 and 1997.................................6

            Notes to the Financial Statements...............................8

Item 2.     Management's Discussion and Analysis of Results
              of Operations and Financial Condition........................10

PART II.  OTHER INFORMATION................................................14

Item 3.     Exhibits and Reports on Form 8-K

SIGNATURE PAGE ............................................................15




















                                     2


                            Whitewing Labs, Inc.
                              Balance Sheets
                  December 31, 1996 and September 30, 1997

                                  ASSETS


                                            December 31,          September 30,
                                                 1996                   1997
                                             ------------          ------------
                                                                    (Unaudited)
     CURRENT ASSETS:
        Cash and cash equivalents            $ 2,524,391            $ 1,681,894
        Inventories                              143,519                 98,710
        Prepaid advertising                      379,095                 70,377
        Other prepaid expenses                    38,906                 31,278
        Other receivables                         46,604                 11,451
                                             -----------            -----------
           Total current assets                3,132,515              1,893,710
                                             -----------            -----------
     EQUIPMENT:
        Furniture and fixtures                   119,443                132,109
        Less--accumulated depreciation           (39,108)               (57,173)
                                             -----------            -----------
                                                  80,335                 74,936
                                             -----------            -----------
     OTHER ASSETS:
        Deferred advertising                     182,061                      -
        Production Costs                               -                213,730
        Investment in related-party
          partnership, at cost                   100,000                100,000
        Deferred taxes                           220,000                130,000
        Other                                      5,345                  8,689
                                             -----------            -----------
                                                 507,406                452,419
                                             -----------            -----------
     TOTAL ASSETS                            $ 3,720,256            $ 2,421,065
                                             ===========            ===========

                        See accompanying notes


                                    3

                           Whitewing Labs, Inc.
                             Balance Sheets
                 December 31, 1996 and September 30, 1997

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                             December 31,          September 30,
                                                 1996                   1997
                                             ------------          ------------
                                                                    (Unaudited)

     CURRENT LIABILITIES:
        Accounts payable                     $    295,393           $   47,163
        Accounts payable to stockholder            22,190                 -
        Accrued liabilities                        23,459                8,220
        Deferred taxes                            220,000              130,000
                                            -------------           ----------
             Total current liabilities            561,042              185,383
                                            -------------           ----------
     COMMITMENTS AND CONTINGENCIES:

     STOCKHOLDERS' EQUITY:

         Common stock, $.001 par value:
           Authorized--10,000,000 shares
           Issued and outstanding--
           2,891,388 shares at December 31,
           1996, and 2,906,388 shares
           at September 30, 1997                    2,891               2,906
         Paid-in capital                        6,318,977           6,320,292
         Accumulated deficit                   (3,117,235)         (4,010,610)
         Less--
           Treasury stock, at cost
            17,600 shares at December 31,
            1996 and 41,450 shares at
            September 30, 1997                    (45,419)           (76,906)
                                             ------------        ------------
         Stockholders' equity                   3,159,214           2,235,682
                                             ------------        ------------
                                             $  3,720,256        $  2,421,065
                                             ============        ============

                           See accompanying notes
                                     4

                            Whitewing Labs, Inc.
                         Statements of Operations
                               (Unaudited)
                               Quarter ended              Nine months ended
                                September 30,               September 30,
                                1996         1997           1996           1997
                            --------    ---------     ----------     ----------
NET SALES                   $812,843    $ 987,518     $ 2,736,285   $ 2,256,927

COST OF GOODS SOLD           134,693      130,978         375,945       317,936
                            --------    ---------      ----------   -----------
    Gross profit             678,150      856,540       2,360,340     1,938,991

OPERATING EXPENSES
  Advertising                540,920       75,675       1,766,119       828,603
  Selling                    384,613      763,576       1,518,908     1,522,782
  General and
  administrative             216,933      172,531         714,946       544,766
                           ---------    ---------       ---------   -----------
                           1,142,466    1,011,782       3,999,973     2,896,151
                           ---------    ---------       ---------   -----------
Loss from operations        (464,316)    (155,242)     (1,639,633)     (957,160)
OTHER INCOME                  41,138       18,971         110,981        63,785
INTEREST EXPENSE                   0            0           4,259             0
                            --------    ---------       ---------   -----------
  Loss before provision
  for income taxes          (423,178)    (136,271)     (1,532,911)     (893,375)

PROVISION FOR INCOME TAXES         0            0           3,605             0
                            --------    ---------       ---------   -----------
NET LOSS                    (423,178)    (136,271)     (1,536,516)     (893,375)
PREFERRED STOCK DIVIDENDS
  EARNED AND ACCRUED               0            0          10,073             0
                            --------    ---------       ---------   -----------
  Net loss attributable
  to common stockholders   $(423,178)   $(136,271)    $(1,546,589)  $  (893,375)
                           =========    ==========     ==========   ===========

LOSS PER SHARE             $   (0.16)   $   (0.05)     $    (0.58)  $     (0.31)
                           =========    =========      ==========   ===========
WEIGHTED AVERAGE NUMBER
  OF COMMON STOCK
    OUTSTANDING            2,649,287    2,864,938       2,647,288     2,864,603
                           =========     =========      =========   ============

                            See accompanying notes
                                     5

                            Whitewing Labs, Inc.
                          Statements of Cash Flows
            For the Nine Months Ended September 30, 1996 and 1997
                               (Unaudited)
                                                        1996            1997
                                                    -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $(1,536,516)   $ (893,375)
   Adjustments to reconcile net loss to
     net cash used in operating activities
        Depreciation and amortization                    14,671        85,368
        Changes in assets and liabilities:
           Inventories                                   45,861        44,809
           Prepaid advertising                          248,401       308,718
           Other prepaid expenses                           511         7,628
           Other receivables                             (6,361)       35,153
           Deferred advertising                         (24,965)      (98,555)
           Other                                         (2,188)       (3,761)
           Accounts payable                              44,736      (270,420)
           Accrued liabilities                          (56,493)      (15,239)
           Accrued interest payable                     (43,051)          -
                                                     ----------     ----------
         Net cash used in operating activities       (1,315,394)     (799,674)
                                                     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and fixtures                   (6,695)      (12,666)
                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred offering costs                              152,071           -
   Payments to stockholder                             (114,247)          -
   Net proceeds from issuance of common stock         4,117,350           -
   Net proceeds from issuance of common
     stock warrants                                     180,090           -
   Net proceeds from issuance of common
     stock upon exercise of options                     140,013        1,330
   Repurchase of common stock                           (43,419)     (31,487)
   Payment of cash dividends                            (32,817)          -
                                                     ----------     ----------
         Net cash provided (used in)
           financing activities                       4,399,041      (30,157)
                                                     ----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    3,076,952       (842,497)

CASH AND CASH EQUIVALENTS, beginning of year            423,622      2,524,391
                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period             $3,500,574     $1,681,894
                                                     ==========     ==========


                          see accompanying notes
                                   6
                                                          1996            1997
                                                     ---------      ----------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

     Cash paid for income taxes                      $    3,605     $        0
                                                     ==========     ==========
     Cash paid for interest                          $   47,310     $        0
                                                     ==========     ==========

SUPPLEMENTAL DISCLOSURES OF
   NON CASH FINANCING ACTIVITIES:

     Cumulative convertible preferred stock
       converted to common stock                     $  732,149     $        0
                                                     ==========     ==========























                            See accompanying notes
                                     7
                            WHITEWING LABS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997
                               (Unaudited)

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

    b.  Prepaid, Deferred Advertising and Production Costs

    In December 1993, the American Institute of Certified Public
    Accountants issued Statement of Position 93-7 (SOP 93-7) entitled "Reporting on Advertising Costs". The Company adopted SOP 93-7 effective January 1, 1995.

    Magazines, newspapers, weekly publications, and direct mailings including postcard inserts, tear sheets, holiday special mailers and the Journal of Natural Health "TM" comprise one of the main components of the Company's direct-response marketing efforts using print media to elicit sales to customers. Payments to vendors in advance of the run date are included in prepaid advertising. Respondents are logged into a customer base which indicates the source of each customer's response to the specific advertisement.

    The Company's accounting policy for amortizing the costs of prepaid and deferred print advertising placements and mailings is based upon management's estimates over the periods in which the related direct responses are received. The Company evaluates the realizability of its direct-response advertising by comparing the carrying amount of prepaid and deferred advertising at each balance sheet date on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result from such advertising. Any excess carrying amount over probable remaining future revenues is reported as advertising expense in the current period. Newspaper and weekly publications are expensed in the month of issue. Magazines and direct mailings which are available prior to the middle of the month preceding the issue date are amortized over a three month period. Magazines which are available subsequent to the middle of the month preceding the issue date are amortized over a four month period. The magazine amortization percentages used by the Company amortize 90 to 100 percent of the deferred cost over three months with 60 to 80 percent of the costs amortized over two months and such costs are included in long-term assets as deferred advertising.


                                      8
    For the nine months ended September 30, 1996 and 1997 respectively, advertising expense was $1,766,119 and $828,603 respectively, which includes a write-down to net realizable value of none and of approximately $13,600 on September 30, 1996 and 1997, respectively. Production costs of $213,730 are costs related to the development of electronic in-home delivery of product advertising which the Company began test airing in February 1997 which ended June 30, 1997. The Company is obligated to pay related talent costs of 4 percent of gross profits from sales generated in 1997 after the test airing is completed. Talent costs of $18,510 are due and payable in 1997. Management is expensing production costs related to the development of in-home delivery of product advertising beginning July 1, 1997 (roll out date) over a period not to exceed the lesser of the revenue earning stream directly related to the electronic in-home delivery of product advertising or one year, which ever comes first. Amortization of production costs in the amount of $66,886 is included in selling expenses for the nine months ended September 30, 1997. The Company expenses all other costs of non-print media as incurred.

    c.  Reclassifications

    Certain reclassifications have been made to the accompanying condensed Financial statements to conform them with the current period presentation.

2.    Loss per Common Share

    For the nine month periods ended September 30, 1996 and 1997 respectively, loss per common share is based on the historical weighted average number of shares outstanding.

3.    Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities in the amounts of $20,000 and $5,000 at December 31, 1996 and September 30, 1997, respectively.

4.    Stock Repurchase

    During the nine months ended September 30, 1997, the Company acquired 23,850 shares of its common stock for approximately $31,500 in connection with a stock repurchase program in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market. Total shares purchased through September 30, 1997, by the Company, were 41,450 at a total cost of approximately $76,900.

5.    Advertising

    The Company has commitments for magazine placements of $55,507 at September 30, 1997.

6.    Earnings per Share and Capital Structure

    In March 1997, the FASB issued SFAS No. 128, "Earnings per Share"
    (SFAS 128) and SFAS 129 "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes a standard for reporting and display of comprehensive income. SFAS No. 131

                                     9
    requires certain disclosures regarding a company's segment. Both standards will be adopted in fiscal 1997. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or the results of operations.

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

The Company's strategy for the development of its business is to stress growth of the customer base over short-term profits; management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. The Company has made several substantial investments by both expanding its product line to 27 products and increasing the customer base from 66,000 in September of 1996 to over 122,000 currently. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the flagship product, Prostsafe"R".

Sales of the Company's Prostsafe "R" accounted for approximately 65% of the Company's sales for the nine months ended September 30, 1997, and for approximately 77% of net sales for the nine months ended September 30, 1996. The Company anticipates that sales of Prostsafe "R" will continue to contribute a substantial but continually decreasing percentage of total revenues to subsequent periods. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offering to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new

                                  10
products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective markets or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which adversely affect the Company's product marketshare.

During the second quarter of 1997, the Company reacted to declining response rates in certain segments of its mail order operations by reducing advertising and selling costs from $1,016,606 for the first quarter of 1997 to $495,530 for the second quarter of 1997, a decrease of approximately 51% over the first quarter of 1997 and by refocusing the marketing program increased selling and marketing during the third quarter to $839,251. As the company reduced certain of its advertising and direct mail programs, it continued to aggressively market to its existing customers via various catalogue offerings. The Company also explored other direct response media, such as electronic in-home delivery of product advertising. Revenues remained consistent in the second quarter of 1997 as compared to the first quarter of 1997, primarily based on sales to existing customers. Revenues during the third quarter of 1997 increased 62% over the second quarter of 1997. The loss for the third quarter of 1997 was $136,271 which remained consistent with the loss for the second quarter of $131,814 due to additional sales from the roll out of the electronic in-home delivery of product in July 1997 and additional related expenses for airtime and amortization of production costs. The sales in the third quarter, as a result of the previously mentioned changes, increased 40% to 987,518. Accordingly it is anticipated that the changes in the marketing program, advertising and selling costs will better match resulting revenues in future quarters. It is not anticipated that selling and advertising will rise to levels spent in quarters prior to March 31, 1997 unless the Company's marketing efforts result in increased revenues to justify further expenditures.

As of September 30, 1997, the Company had an accumulated deficit of $4,010,610. It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to return to or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished.
Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.

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

In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128) and SFAS 129 "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. In July 1997, the

                                 11
FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes a standard for reporting and display of comprehensive income. SFAS No. 131 requires certain disclosures regarding a company's segment. Both standards will be adopted in fiscal 1997. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or the results of operations.

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

Results of Operations.

Net Sales. The Company's net sales during the nine months ended September 30, 1997 were $2,256,927, a decrease of approximately 17.5% over net sales of $2,736,285 during the nine months ended September 30, 1996. At September 30, 1997, the Company's customer base had grown to approximately 122,000, up from approximately 66,000 at September 30, 1996. As the Company responded to declining response rates in certain segments of its mail order operations and reduced certain of its advertising and direct mail programs, compared to the first nine months of 1996, sales generated from these segments correspondingly declined. The Company focused its primary efforts in 1997 on generating additional revenues from existing customers while continuing to grow the customer base. The average orders from new and existing customers were approximately $63 and $76 respectively, for the nine months ended September 30, 1997, compared to average orders of approximately $58 from new customers and $71 from existing customers respectively for the nine months ended September
30, 1996. Total sales orders in the three quarters decreased due to competitive disruption of the customer base.

Gross Profit.  Cost of goods sold for the Company's products represented
14.1% and 13.7% of net sales for the nine months ended September 30, 1997 and 1996 respectively. During the nine months ended September 30, 1997 and 1996, the Company recognized gross profits of $1,938,991 and $2,360,340, or 85.9% and 86.3% of net sales, respectively.

Advertising Expense. During the nine months ended September 30, 1997, advertising expense decreased to $828,603, compared to $1,766,119 for the same period last year. The decrease reflects fewer magazine placements made in the first nine months of 1997. Advertising expense not only decreased in absolute dollars during the nine months ended September 30, 1997, it also decreased as a percentage of net sales to 36.7% compared to 64.5% of net sales for the same period last year.


                                  12
Selling Expense. During the nine months ended September 30, 1997, selling expenses increased to $1,522,782, compared to $1,518,908 for the same period in 1996, and increased as a percentage of net sales to 67.5%, compared to 55.5% of net sales for the nine months ended September 30, 1996. The increase is primarily due to a selective use of direct mail programs and testing of Electronic In-House Marketing in the first nine months of 1997 compared to 1996. Also included in the selling expense for 1997 is the depreciation expense for production cost of $66,886.

General and Administrative Expense. General and administrative expenses decreased in absolute dollars to $544,766 for the first nine months of 1997, from $714,946 for the first nine months of 1996, due to a decrease in legal and stockholder relations costs. For the nine months ended September 30, 1997, general and administrative expenses represented 24.1% of net sales, decreasing as a percentage of net sales from 26.1% for the nine months ended September 30, 1996.

Loss From Operations. The Company incurred losses from operations for the nine months ended September 30, 1997 of $957,160, compared to losses from operations of $1,639,633 during the nine months ended September 30, 1996. Losses during the first nine months of 1996 were mainly attributable to increases in advertising and selling costs in excess of revenues as the Company sought to aggressively expand its customer base, which trend continued into 1997. In the second quarter of 1997, the Company reacted to declining response rates from certain direct response programs targeted at new customers, by modifying its marketing strategy. The Company significantly reduced advertising and selling expenditures to attract additional customers and focused on efforts to generate additional revenue from existing customers with the result that losses incurred for the nine months ended September 1997 were significantly smaller than losses incurred for the nine months ended
September 30, 1996.

Interest Expense. There was no interest expense for the nine months ended September 30, 1997. The amounts remaining due and payable to Acacia Research Corporation, including interest expense of $4,259, were paid out of the net proceeds to the Company from the public offering during the first quarter of 1996. For the nine months ended September 30, 1996, interest expense represented 0.2% of sales.


Liquidity and Capital Resources

In its initial public offering in February 1996, the Company raised net proceeds of approximately $4.3 million after deduction of underwriting discounts and other expenses of the offering of $1.1 million. A large portion of the net proceeds to the Company, was earmarked to finance expanded advertising, marketing and sales activities, with the balance available for use for other general corporate purposes to support the Company's ongoing operations, including general administrative costs and expenses.

At September 30, 1997, the Company had cash on hand of $1,681,894 down $842,497 from the December 31, 1996 amount of $2,524,391. The decrease was primarily the result of a $248,230 decrease in accounts payable, and an increase in expenditures relating mainly to the development and testing of electronic in-home delivery of product advertising.

                              13
The Company initiated an open market stock repurchase program in July 1996 in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market. The Company acquired 23,850 shares of its common stock for approximately $31,500 during the first nine months of 1997. Total shares purchased through September 30, 1997, by the Company were 41,450. The Company may or may not make future repurchases.

The Company believes that the remaining proceeds from the offering will finance the Company's deficit at currently anticipated levels for a period of at least 12 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.


PART II  OTHER INFORMATION

Submission of matters to a vote of security holders

The Company held its 1997 Annual Meeting of Stockholders on July 22, 1997 in Los Angeles, California. One item was submitted to a vote of the stockholders:

The election of two directors to hold office for two year terms and until their respective successors are elected and have qualified. Both nominees were recommended by the Board of Directors, and both were elected. Set forth below are the results of the voting, for each director.
                                                For               Withheld
                                                ---               --------

              Paul R. Ryan                   2,580,327              38,450
              William D. Fox                 2,580,327             138,807



Item 3.  Exhibits and reports on Form 8-K

Exhibit 27, Financial Data Schedule                Page 16

























                                       14

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       WHITEWING LABS, INC.


Date:  November 10, 1997                      /s/    Cynthia Kolke
                                       ---------------------------
                                       Cynthia Kolke,
                                       President, Assistant Secretary
                                       and Director































                                     15