Form 10KSB
period 1997-12-31
WHITEWING LABS INC
filed 1998-03-30
CIK 1001260

                         U.S. Securities and Exchange Commission
                                 Washington, D.C. 20549

                                      FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Fiscal Year Ended December 31, 1997

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No [  ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenue for the year ended December 31, 1997 was $ 3,581,811.

    The aggregate market value of the voting stock held by non-affiliates as of February 28, 1998, computed by reference to the price at which the stock was sold, or the average closing bid and asked quotations of such stock, which was $2,453,207.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                   PART I

Item 1.  Description of Business.

General

    Whitewing Labs, Inc. (the "Company") develops, or seeks to acquire through license, nutritional supplements that can be sold to the over age forty market primarily in the United States. The over age forty market is the fastest growing segment of the population and a population for whom quality of life has become one of the most important issues associated with aging. Direct mail, magazine advertisements and electronic direct marketing of product advertising are the primary vehicles used by the Company to reach this expanding population segment. Utilizing formulations that include only herbs and other natural ingredients, the Company's products are intended to offer alternatives to conventional treatments for symptoms associated with the aging process. Customers confronted with concerns such as a lack of convenient transportation, unsafe shopping areas, and the loss of personal mobility, also enjoy the added benefit of ordering and receiving the products in the comfort and security of their own homes.

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

    On February 14, 1996, the Company's Registration Statement on Form S-1 became effective under the Securities Act of 1933, pursuant to which the Company completed its initial public offering, selling 1,035,000 shares of Common Stock at $5.00 per share and 1,035,000 Common Stock purchase warrants ("Warrants") at $.20 per Warrant, generating aggregate net proceeds of approximately $4,270,000, after offering costs and broker discounts of $1,111,752. Two Warrants entitle the holder to purchase one share of the Company's Common Stock at a price of $3.00 (reduced from $7.00) during the three year period ending February 14, 1999, and may be redeemed by the Company under certain circumstances. See Item 5, "Market for Registrant's Common Stock and Related Stockholder Matters."

Market

    Census data indicates that the U.S. population includes more than 40 million men between the ages of 45 and 85. That number is projected to increase to 48 million by the year 2000. Women between the ages of 55 and 85 now number approximately 50 million, and are expected to number more than 54 million by the year 2000.

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

    The growth of the nutritional supplement industry is due primarily to heightened public awareness of the positive effects of vitamins and other nutritional supplements. Many individuals are now using nutritional supplements as a means of preventive health care. Retail sales of nutritional supplements increased from $3.5 billion in 1991 to approximately $4.2 billion in 1993, as reported by The Overview of Nutritional Supplement Market prepared by the Council for Responsible Nutrition. Furthermore, industry trade sources estimated that 1994 sales of nutritional supplements were $4.7 billion, and 1995 sales of nutritional supplements were 5.3 billion worldwide.

Marketing Strategy

    The Company's strategic marketing plan utilizes a two-pronged approach.
The first approach (or "front-end" component) entails efforts to capture new customers from the target population through electronic in-home delivery of product advertising, direct mail and print advertising. Selection of airings for electronic media placements and mailing lists for direct mail, is based upon response rates to date. The Company determines which of the electronic media placements or mailing lists tested have the most potential for generating meaningful sales, and thus should be used on a more extensive basis. In addition, the Company has placed display advertisements in a variety of local and national magazines. Electronic in-home delivery of product advertising includes use of television and the internet. Direct mail advertising includes postcard inserts, tear sheets, holiday special mailers and the Journal of Natural Health "TM". During 1997, the Company reacted to declining response rates in certain segments of its mail order operations by reducing advertising and selling costs from $4,668,533 in 1996 to $ 3,422,178 in 1997. The strategy for 1998 involves a more rigorous selection process in identifying and implementing advertising programs designed to attract and retain new customers.

    The second part of the Company's approach, and the potentially more profitable element of its marketing strategy, involves generating repeat orders from existing customers, since the selling and advertising costs incurred in these orders are expected to continue to be considerably lower. Four mailings per year to its customer base are planned for the Company's in-house Journal of Natural Health "TM", which promotes products available from the Company. In addition, the Company offers two or three holiday sales per year. The Company's products are sold with an unconditional, money back guarantee which alleviates the basis for customer complaints. Product returns through December 31, 1997, have been less than 3% of sales.

    On February 26, 1998 Whitewing Labs announced the signing of an international television and retail distribution agreement with Williams Worldwide Television to distribute Whitewing's best selling products. The agreement initially covers fifteen strategically selected countries. Under terms of the agreement Whitewing sells its products, at an agreed upon price, directly to Williams Worldwide. Williams, in conjunction with its international distributors, will be responsible for sales and marketing expenses.

Products

    The Company's two main products, which accounted for 55% and 25% respectively of the Company's total revenue for the year ended December 31, 1997, are:

    PROSTSAFE "R": Formulated to alleviate the symptoms associated with prostatitis and benign prostate hyperplasia ("BPH"). Helps to reduce troublesome symptoms such as urination difficulties, increased frequency and urgency of urination, and low back pain. A blend of natural herbs, vitamins, minerals and amino acids.

    SEXHILARATE "R": Assists in increasing male virility and decreasing sexual dysfunction by working to improve blood flow, increase hormone production, stimulate the libido and restore physical stamina. A unique combination of herbs, vitamins and minerals.

    Other products currently available from the Company include the following:

    PROPAUSE "R": Formulated to ease menopausal symptoms. Propause( works Gently and naturally to help regulate hormonal imbalances, reduce hot flashes, Improve mood, and increase energy level. A combination of selected vitamins and herbs.

    ARTHRIVIVE "R": Addresses the internal problems that cause joint pain and discomfort. Arthrivive( contains natural anti-inflammatories that help to relieve arthritic pain, reduce stiffness and inflammation, and improve flexibility. Contains herbs, vitamins and minerals.

    ARTHRIVIVE "R" CREAM: Applied topically, this cream penetrates the skin quickly to relieve minor arthritic aches and pains in muscles and joints. Contains natural pain-relieving agents.

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

    OSTEO SAFE "R": Contains bone-supporting minerals, herbs and vitamins to help ensure healthy bones. Contains calcium, flaxseed, magnesium and other ingredients which help preserve bone mass.

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

    The following new products were developed during 1997:

    EVENING GLOW "TM": Contains botanicals and nutrients that have been studied for their ability to boost the level of hormones that aid in sexual arousal with the intention of increasing the circulating levels of estrogen and testosterone.

    VITAMIN AND MINERAL SYSTEM "TM": A nutrient mix which supports circulatory, immune, bone, joint and eye health, as well as men's and women's reproductive health.

    VITAMIN C: This combination of ascorbic acid and citrus bioflavonoids aids our body in fighting infection, coping with stress, healing wounds and works as a powerful anti-oxidant.

   The Company is developing the following new product for introduction by the end of 1998:

    PROTRANS CREAM "TM": This is a natural Progesterone Cream to be applied topically to help increase bone density.

    All products are formulated with natural ingredients, with no preservatives, synthetics, artificial colors, lactose, starch or sugar. The average price for a one month supply of any one of the current products is between $19.95 and $34.95.

    The Company markets a video WHEN SOMEONE YOU LOVE IS AT RISK FOR PROSTATE DISEASE, which raises awareness about the prostate and prostate diseases, symptoms, diagnosis and prevention. The tape is sold for $19.95. The Company also has available two audio tapes, both thirty minutes in length. The first is for men: THE NATURAL PATH OF MEN'S HEALTH: PROSTATE CARE. The second is for women: PASSAGE TO YOUR SECOND LIFE: FLOURISHING AFTER MENOPAUSE. Each of these tapes is sold for $14.95.

Product Planning and Development

    The Company anticipates continuing to expand its product line over the next two years. Product development begins with researching medical conditions that can be affected by herbal remedies utilizing completed current studies from recognized doctors, pharmacologists, scientists, and experts. When sufficient information is accumulated on a specific health problem, the Company summarizes the information and presents it to a number of experts in the nutritional field, including Dr. Charles Thomas, Ph.D., an independent consultant to the Company since its inception, who has formulated a number of nutritional products sold nationally by other companies. These experts work with the Company to develop formulas and compile substantiation for new products to be offered. In addition to its product development efforts, the Company intends to expand its product offerings by obtaining the right to market licensed products that complement the overall product line and are not currently offered via direct mail. For example, the Company is currently considering various cosmetic, hair care, and educational products with established brand names that could be marketed to its existing customer base.

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

    Outsourcing of production, order taking and order fulfillment to an outside company and three independent contractors respectively, potentially subjects the Company to concentration of supplier risk. In addition, substantially all printing is handled by an outside company and substantially all advertising placement including purchase of mailing lists for direct mail programs is handled by an outside service agency. Although these services are currently concentrated with a few key suppliers, management believes that other suppliers could provide similar services or comparable terms. A change in suppliers however could cause delay in manufacturing, shipping, advertising placements and implementation of direct mail programs and a possible loss of sales which could affect operating results adversely.


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

    In November 1991, the FDA issued proposed regulations designed to, among other things, amend its food labeling regulations. The proposed regulations met with substantial opposition. In October, 1994, the "Dietary Supplement Health and Education Act of 1994" (the "Dietary Supplement Law") was enacted.
Section 11 of the Dietary Supplement Law provided that the advance notice of proposed rule making by the FDA concerning dietary supplements was null and void. FDA regulations that became effective on June 1, 1994, would require standard format nutrition labeling on dietary supplements. However, because the new Dietary Supplement Law also addresses labeling of dietary supplements, the FDA has indicated that it will not enforce its labeling regulations until January 1, 1999. In the interim, new regulations are expected to be proposed by the FDA. Because the FDA has not yet reconciled its existing regulations with the new Dietary Supplement Law, the Company cannot determine to what extent any changed or amended regulations will affect its business.

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

    The Company has an ongoing compliance program with assistance from outside consultants regarding the nature and scope of food and drug legal matters affecting the Company's business and products. The Company is unaware of any legal actions currently pending or threatened by the FDA or any other governmental authority against the Company.

Proprietary Rights

    The Company has received federal trademark registration for PROSTSAFE "R", SEXHILARATE "R", PROPAUSE "R", ARTHRIVIVE "R", ARTHRIVIVE "R" CREAM, and OSTEO SAFE "R", and intends to seek trademark protection for a number of the brand names under which the Company's products are marketed. The Company will be required to rely upon common law concepts of confidentiality and trade secret laws to protect its product formulations. In addition, each quarterly edition of the Journal of Natural Health "TM", which promotes products available from the Company, is copyrighted. International trademarks are being obtained as Whitewing enters foreign markets. European trademarks have already been filed and other country trademark applications are in progress.


Employees

    In addition to its President, the Company has a total of ten employees, five of whom are involved in general administration and five of whom are involved in customer service and order processing and reporting. The Company's success also depends to a significant extent upon the continued service of its President, Cynthia Kolke. The loss of this individual, who may terminate her services to the Company at any time, could have a material adverse effect on the Company. The Company maintains a $500,000 key-person insurance policy on the life of Ms. Kolke. The Company also will depend on its ability to retain its key personnel, and on its ability to attract, retain, train and motivate additional highly skilled and dedicated employees. The Company is not a party to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent. From time to time, the Company may retain independent third parties to provide services on a contract, "as needed" basis.

Item 2.  Description of Property.

    The Company leases a 1,754 square foot office in Mission Hills, California, that management believes is sufficient for the Company's current needs and future growth. If needed, a large amount of additional space is available for rental on a comparable basis within the same complex as the Company's present location.

Item 3.  Legal Proceedings.

    None

Item 4.  Submission of Matters to a Vote of Security Holders.

    None


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Recent Market Prices

    The Company's Common Stock and Warrants have traded separately on the Nasdaq SmallCap Market under the symbols "WWLI" and "WWLI-W", respectively, since February 14, 1996. Prior to the Company's initial public offering there was no public market for the Company's securities, and no assurance can be given that an active trading market for the Common Stock and Warrants will be sustained in the future. The markets for securities such as the Company's Common Stock historically have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the Company's industry and the investment markets generally, as well as economic conditions and quarterly variations in the Company's results of operations, may adversely affect the market price of the Company's Common Stock. Although the Common Stock and Warrants currently are traded on the Nasdaq SmallCap Market, there can be no assurance that they will remain eligible to be included on Nasdaq.
In the event that the Company's Securities were no longer eligible for quotation on Nasdaq, the Securities could become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Penny stock generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or the Nasdaq system). Unless an exemption from the definition of a "penny stock" were available, any broker engaging in a transaction in the Company's Securities would be required to provide any customer with a risk disclosure document, disclosure of market conditions, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly accounts showing the market values of the Company's Securities held in the customers account. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. It may be anticipated that a number of brokers may be unwilling to engage in transactions in the Company's Securities because of the need to comply with the "penny stock" rules, thereby making it more difficult for holders of securities to dispose of their shares.

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

Common Stock                                    1996             1997
                                            High    Low       High      Low
     First Quarter ended March 31, (Note)  $7-1/4  $4-5/8    $1-63/64   $1-3/16
     Second Quarter ended June 30,         $5-5/8  $3-3/4    $15/16     $21/32
     Third Quarter ended September 30,     $4-1/8  $1-7/8    $1-3/8     $1-1/4
     Fourth Quarter ended December 31,     $2-3/8  $1-1/2    $13/16     $13/16
     (Note: First quarter 1996 is for the period February 14 - March 31, 1996
      - not the entire quarter.)

    Warrants

     February 14 - March 31,               $2-5/8      $1     $7/16     $9/32
     Second Quarter ended June 30,         $1-1/2    $3/4      $5/32     $1/8
     Third Quarter ended September 30,     $15/16    $1/4      $3/32    $3/32
     Fourth Quarter ended December 31,       $1/2   $3/16      $1/16    $1/32

    On February 28, 1998, the closing bid and asked quotations for the Common Stock, as reported on Nasdaq, were $1-1/2 and $1-5/16, respectively, per share. On that date, the closing bid and asked quotations for the Warrants, as reported on Nasdaq, were $1/4 and $1/4 respectively, per Warrant.


Description of Securities

    The Company is authorized to issue up to 10,000,000 shares of Common Stock, $.001 par value, and 500,000 shares of preferred stock, $.001 par value. As of February 28, 1998, there were 605 holders of record of shares of the Company's Common Stock and 370 holders of record of Warrants, including shares and Warrants held in "street" or "nominee" names for an undetermined number of beneficial holders. Prior to the Company's public offering, shares of preferred stock were sold to raise equity capital. See Item 6, "Management's Discussion and Analysis, Liquidity and Capital Resources". In connection with the public offering, all of these shares were converted into Common Stock. No shares of preferred stock were outstanding as of February 28, 1998.

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

    Since November 4, 1997 when the exercise price of the Warrants was reduced, the holder of two Warrants is entitled to purchase one share of the Company's Common Stock at a price of $3.00 (previously $7.00) per share during a three-year period ending on February 14, 1999. The Company may at any time and from time to time extend the term of the Warrants or reduce the exercise price of the Warrants. Unless exercised during the exercise period, the Warrants will expire automatically. The holders of Warrants as such, are not entitled to vote, to receive dividends or to exercise any of the rights of stockholders for any purpose. Since February 9, 1997, the Company has been entitled, at its discretion, to call all of the Warrants for redemption on 45 days' prior written notice at a redemption price of $.05 per Warrant. However the Warrants cannot be called for redemption unless and until: (i) the closing bid price of the Company's Common Stock exceeds the exercise price of the Warrants by at least 50% during a period of at least 20 of the 30 trading days immediately preceding the Notice of Redemption; (ii) the Company has in effect a current registration statement covering the Common Stock issuable upon exercise of the Warrants; and (iii) the expiration of the 45 day notice period is within the term of the Warrants. If the Company elects to exercise its redemption right, holders of Warrants may either exercise their Warrants, sell such Warrants in the market or tender their Warrants to the Company for redemption. Within five business days after the end of the 45 day period, the Company will mail a redemption check to each holder of a Warrant who holds unexercised Warrants as of the end of the 45 day period, whether or not such holder has surrendered the Warrant certificates for redemption. The Warrants may not be exercised after the end of such 45 day period.

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

Rights to Acquire Shares

    As of February 28, 1998, a total of 534,185 shares of Common Stock have been reserved for issuance upon exercise of outstanding options granted under the Company's Stock Option Plan. All of these shares, together with the additional 465,815 shares available for the future grant of options under the Stock Option Plan, have been registered under the Securities Act. The exercise price of the outstanding options ranges between $0.089 and $5.00, with a weighted average exercise price of $.863 per share. In connection with the Company's initial public offering, the Representatives of the Underwriters acquired options to purchase up to 90,000 shares of Common Stock at $6.00 a share and 90,000 Warrants at $.24 a warrant in connection therewith (the "Representative's Securities"). The Representative's Securities are through February 9, 2001. The Representatives were also granted certain registration rights with regards to the Representative's Securities which could result in substantial expense to the Company. During the terms of the outstanding options and the Representative's Securities, all of which expire on or before July 11, 2000, the holders thereof will have the opportunity to profit from an increase in the market price of the Company's Common Stock with resulting dilution in the interest of holders of Common Stock. The existence of such stock options and the Representative's Securities may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options can be expected to exercise or convert such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise or conversion of such options.

Dividend Policy

    The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the development and expansion of its business.


Item 6.  Management's Discussion and Analysis of Plan of Operation.

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

    The Company continues to believe its business plans and the assumptions upon which they are based are valid. Accordingly, the Company continued its plan of expanding its customer database during 1997 by exploring other direct response media such as electronic in-home delivery of product advertising. Utilizing a large portion of the net proceeds from its February 1996 initial public offering, the Company invested approximately $3,534,630 in selling and advertising expense in furtherance of this strategy during the year ended December 31, 1997. These expenditures have not started to produce comparable increases in revenue, yet the Company reported a decreased loss for the year. It is anticipated that the Company will continue to stress growth of the customer database over short-term profits; the Company's management believes potential net earnings will be driven by continued growth of the customer database.

    The costs of deferred print advertising placements and direct mailings are amortized, based upon management's estimates, over the periods in which the related direct responses are received. The Company evaluates the realizability of its direct-response advertising by comparing the carrying amount of prepaid and deferred advertising at each balance sheet date on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result from such advertising. An excess carrying amount over probable remaining future revenues is reported as advertising expense in the current period.

    Newspaper and weekly publications are expensed in the month of issue.

    Sales of the Company's PROSTSAFE( product accounted for approximately 86%, 79% and 55% of net sales for the years ended December 31, 1995, 1996 and 1997 respectively. During the calendar year 1997 SEXHILARATE( accounted for 25% of net sales. The Company anticipates that sales of PROSTSAFE( will continue to contribute a substantial portion of total revenues in subsequent periods. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition, particularly if not offset by growth in sales of SEXHILARATE( or other products. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective market or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which render the Company's products noncompetitive.

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

    In March 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" (SFAS 128) and Statement 129 "Disclosure of Information about Capital Structure" (SFAS 129). In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure.
SFAS 128 and 129 were adopted in fiscal 1997. The adoption of these standards did not have a material effect on the Company's financial position or the results of operations. SFAS 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders as well as establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997. The Company believes the adoption of these standards will not have a material effect on its financial statements.

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


Selected Financial Data

    The following table sets forth for the periods indicated selected financial data for the Company. The selected statement of operations and balance sheet items which follow have been derived from the Company's audited financial statements and notes thereto included elsewhere herein. This information should be read in conjunction with the audited financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the other financial information included elsewhere in this Form 10-KSB.




Statements of Operations Data:

                                                     Year ended December 31,
                                                   1996                 1997
Net sales                                     $   3,537,480        $ 3,581,811
Gross profit                                      3,026,266          3,057,314
Operating expenses:
   Selling and advertising expenses               4,668,533          3,422,178
   General and administrative expenses              914,436            764,984
   Total operating expenses                       5,582,969          4,187,162
Income (loss) from operations                    (2,556,703)        (1,129,848)
Interest expense                                      4,259                  -
Other income, net                                  (143,879)          (137,046)
Income (loss) before provision
   for income taxes                              (2,417,083)          (992,802)
Income tax provision (benefit)                          850            (49,150)
Net income (loss)                             $  (2,417,933)       $  (943,652)


Preferred stock dividends
   paid and accrued                           $      10,129        $         -

Net loss attributable
   to common shareholders                     $  (2,428,062)       $  (943,652)

Basic loss per common share                   $       (0.90)       $     (0.33)

Weighted average number of
   common shares outstanding                  $   2,691,149        $  2,864,680


                                                    Year ended December 31,
Balance Sheet Data:                                 1996                 1997

Working capital                               $   2,571,473        $  2,105,059
Total assets                                      3,720,256           2,215,393
Total liabilities                                   561,042              29,988
Shareholders' equity                              3,159,214           2,185,405


Results of Operations

    The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations.

Percentage of Net Sales

                                                   Year ended December 31,
                                               1996                        1997
Net sales                                      100%                       100%
Gross profit                                  85.5%                      85.4%
Selling and advertising expenses               132%                      95.5%
General and administrative expenses          (25.8%)                    (21.4%)
Loss before income taxes                     (68.3%)                    (27.7%)
Provision for income taxes                     0.0%                      (1.4%)
Net loss                                     (68.4%)                    (26.3%)


    Net sales. Increased in 1997 by 1.3% to $3,581,811 compared to $3,537,480 in 1996 as the Company moderated its efforts to attract new customers. Net sales were $3,445,085 for the year ended December 31, 1995. The Company's customer base had grown to approximately 140,000 customers at December 31, 1997 from approximately 75,000 customers at December 31, 1996.

    Gross Profit. Cost of goods sold for the Company's products represents only a small percentage of net sales. During the years ended December 31, 1996 and 1997, the Company recognized gross profit of $3,026,266 and $3,057,314 respectively, or 85.6% and 85.4% of net sales, respectively. Although quantities sold of Prostsafe( and Sexhilarate( are approximately 55% and 25% of total sales, respectively, sales of the Sexual Energy package (including Prostsafe( and Sexhilarate() which yield a significantly lower margin, also increased.

    Selling and Advertising Expense. During the year ended December 31, 1997, selling and advertising expense decreased by 26.7% to $3,422,178, representing 95.5% of net sales, compared to $4,668,533 in 1996. The decrease resulted primarily from a shift away from print advertising towards other media such as electronic in-home delivery of product advertising as the Company sought more favorable response rates for the marketing dollar. In 1997 and 1996, advertising expense was $2,223,204 and $2,684,795 respectively, or 62.1% and 75.9% of net sales respectively.

    During the year ended December 31, 1996, selling and advertising expense was $4,668,533. Reorders from existing customers accounted for approximately 65% and 70% respectively of net sales generated for the years ended December 31, 1996 and 1997.

    Prepaid advertising, at December 31, 1997, includes approximately $185,461 of costs related to the development of electronic in-home delivery of product advertising which the Company began airing in July 1997. Related talent costs of $43,629 representing 4 percent of gross profits from sales generated in 1997 from such media are due and payable at December 31, 1997. The company is expensing costs related to the development of electronic in-home delivery of product advertising beginning in July 1997 over a period not to exceed the lesser of the revenue earning stream directly related to the electronic in-home delivery of product advertising or one year, whichever comes first.

    General and Administrative Expense. With the increasing levels of net sales generated during the year ended December 31, 1995, general and administrative expenses increased to $683,093. However, as a percentage of net sales, general and administrative expense declined to 19.8% for the year ended December 31, 1995. General and administrative expenses increased to $914,436 or 25.8% of net sales during 1996 primarily as a result of increased shareholder relations expenses and salaries costs incurred after the Company completed its initial public offering in February 1996. General and administrative expenses decreased 16 % to $764,983 or 21.4% of sales for the year ended December 31, 1997 as a result of cost cutting efforts.

    Income (Loss) From Operations. During the year ended December 31, 1996 revenues remained relatively level despite substantial increases in advertising and selling costs. As a result the Company reported a loss from operations of $2,556,703. With the influx of capital following the public offering, the Company substantially increased its advertising and promotional expenditures in anticipation of incremental increases in revenue. Revenues commensurate with the increased advertising and selling costs did not materialize. The Company gained market experience from the results of its product advertising programs in 1996. The loss from operations for the year ended December 31, 1997 decreased to $1,129,848, due to the changes in the marketing mix from all print advertising to print and electronic advertising.

    Management has reviewed its internal software and hardware components and believes that the Company's systems are Year 2000 compliant. Management has also made inquiries of its primary vendors as to the capabilities of their systems with respect to the Year 2000. At this time, it has not been conclusively determined that the systems of these vendors are Year 2000 compliant, however, based on recent discussions with the vendors, management believes the vendors will be fully capable of meeting the needs of the Company beyond the year 1999.


Liquidity and Capital Resources

    From inception through September 30, 1995, the Company operated at a loss, as its efforts were focused on the development of a customer base. Prior to its initial public offering in February 1996, the Company financed its operations through the private sale of equity securities and loans from Acacia, its largest shareholder.

    In connection with the incorporation of the Company in July 1993, an aggregate of 1,125,000 shares of the Company's Common Stock was issued to Acacia for $100,000 in cash. Through December 31, 1994, Acacia also lent the Company an aggregate of $314,247. This loan was repayable in full, together with simple interest at the rate of 8% per annum from the respective dates on which the funds were advanced to the Company, upon demand by Acacia. During the second quarter of 1995, the Company repaid $200,000 of the loan principal, leaving a remaining balance of $114,247 owing to Acacia at December 31, 1995. All amounts then owing to Acacia were repaid out of the net proceeds to the Company from its initial public offering.

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

    On December 1, 1997 Whitewing withdrew 95% of its investment in Acacia Capital Partners amounting to $136,200. The remaining 5% of this investment will be withdrawn upon the completion of the Acacia Capital Partners Audit in the 1st Quarter of 1998. The Company to date earned approximately $43,000 in interest on its $100,000 investment in Acacia Capital Partners. See Item 12, "Certain Relationships and Related Transactions."

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

    The Company initiated an open market stock repurchase program in July 1996 in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market. The Company acquired 17,600 shares of its common stock for $45,419 during 1996. The Company acquired an additional 23,850 shares of common stock for $31,487 in 1997 and may or may not make future repurchases depending on the availability of cash flows.

    Cash and Liquidity. During the years ended December 31, 1996 and 1997, the Company's operations required cash of $2,285,141 and $961,752, respectively.
As of December 31, 1997, the Company had cash and short-term investments on hand of $1,593,778. The Company has commitments for placements of electronic in-home delivery of product advertising and magazine advertisements of approximately $123,396 as of December 31, 1997.

    Assuming that implementation of the Company's more defined approach to attracting new customers in 1998 results in revenues which exceed costs, management expects that the Company will generate sufficient cash flow, supplemented by the remaining balance of the net proceeds to the Company from its initial public offering, to finance the Company's operations at currently anticipated levels at least through the end of 1999. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. In addition, management believes that the Company's growth can be accelerated by continuing to use the net proceeds to finance various marketing, advertising and promotional activities.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    On November 14, 1997, following a board meeting, the Company announced that the previous auditors, Arthur Andersen LLP had been replaced by Moss Adams LLP.

    Arthur Andersen LLP was dismissed as the Company's independent accountants by the Company's Board of Directors on November 11, 1997. Arthur Andersen LLP had acted as the Company's independent accountants since 1995. The independent auditors' reports issued by Arthur Andersen LLP on the Company's consolidated financial statements for the years ended December 1995, and 1996, did not contain an adverse opinion or disclaimer of opinion, and such reports were not modified for any departure from generally accepted accounting principles or for any limitation of audit scope. There were no disagreements with Arthur Andersen LLP, resolved or unresolved, on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. Arthur Andersen LLP was not retained to report on the Company's 1997 consolidated financial statements.

    Effective as of November 11, 1997, the Company has engaged Moss Adams LLP to audit the Company's consolidated financial statements for the year ending December 31, 1997. At no time during the Company's two fiscal years ending December 31, 1996 nor during the subsequent interim period prior to engaging Moss Adam LLP did the Company, or anyone on its behalf, consult Moss Adams LLP regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that Moss Adams LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or reporting issue; or
(ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instruction of Regulation S-K) or was a reportable event (as described in paragraph 304(a)(1)(iv) of Regulation S-K).


                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    The directors and executive officers of the Company are as follows:


    Name                               Age       Positions
Cynthia Kolke                           51       President, Assistant Secretary
                                                  and Director

R. Bruce Stewart                        61       Chairman of the Board,
                                                  Secretary and Treasurer

Paul R. Ryan                            53       Director

William D. Fox                          60       Director

</TABLE.


    Ms. Kolke has 26 years experience in sales and marketing. From 1965 through 1986 she was employed in a number of capacities, including Director of Marketing, by The Service Bureau Corporation, a division of IBM which was sold to Control Data in 1973. Between 1986 and 1989, Ms. Kolke served as the
Vice President of Sales for Light Signatures, and operated as an independent marketing consultant thereafter until she joined G.B Data Systems, Inc., a direct mail, nutritional supplement marketing company, in April 1990 as its Operations Manager. In July 1993, she left G.B. Data Systems, Inc. to co-found
Whitewing Labs on July 29, 1993, as its President, Assistant Secretary and as a director. She holds a Bachelor's degree in Marketing and Data Processing from the Detroit College of Business.

    R. Bruce Stewart, who served as Chairman, President and Chief Executive
Officer of Acacia Research Corporation, the Company's largest shareholder, from 1993 to January 1997, devoted much of his time to the formation of Whitewing
Labs and the development of its plan of operations.  Mr. Stewart is currently
Acacia Research's Chairman and Chief Financial Officer.  From August 1977 to
March 1991, Mr. Stewart served as President of Annandale Corporation, a financial consulting firm.

    Paul R. Ryan became a director of the Company in October 1996. He was Vice President of Capital Management and a director of Acacia Research since
June 1995.  He was elected President and Chief Executive Officer of Acacia
Research in January 1997. He received a B.S. degree from Cornell University and attended New York University Graduate School of Business. Mr. Ryan was a general partner of the American Health Care Fund, L.P. until 1993.

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

    The Company's Board of Directors has established an audit committee comprised of Mr. Stewart, Mr. Ryan and Mr. Fox, which will meet to consult with the Company's independent auditors concerning their engagement and audit plan, and thereafter concerning the auditor's report and management letter and, with the assistance of the independent auditors, will also monitor the adequacy of the Company's internal accounting controls. The Company's Board of Directors has established a compensation committee comprised of Mr. Stewart and Mr. Fox.
The compensation committee met in July 1997 to review and determine the compensation of the Company's executive officers, administer the Company's
Stock Option Plan, adopt compensation policies and practices, review and pass upon all transactions with affiliates and other persons having a material financial interest in the Company. The Board has not established a separate nominating committee. Rather, all members of the Company's Board of Directors meet to nominate the individuals to be proposed by the Board of Directors for election as directors of the Company.

    Subject to the terms of applicable employment agreements, of which there currently are none, officers are appointed by and serve at the discretion of the Board of Directors. The Company's Articles of Incorporation currently provide for a Board of Directors divided into two classes of directors serving staggered terms, with one-half of the total number of authorized directors
(currently four) to be elected at each annual meeting of the Company's stockholders to serve a 2-year term. No family relationships exist between any of the officers or directors of the Company.


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


Item 10.  Executive Compensation.

    The following table summarizes the annual and long term compensation paid by the Company during fiscal years ended December 31, 1995, 1996 and 1997 to the President of the Company. No other executive officer of the Company received an annual salary and bonus exceeding $100,000 during the year ended
December 31, 1997.



    Summary Compensation Table
                                                Long-Term Compensation
                       Annual Compensation          Awards         Payouts
                                             Restricted
                                                Stock          LTIP
Name and                    Salary Bonus Other Awards Options Payouts All Other
Principal Position     Year   $      $     $     $      #      $   Compensation

Cynthia Kolke,         1995 71,400   -     -     -      -      -        -
President, Assistant   1996 84,200   -     -     -     37,500  -        -
Secretary and Director 1997 82,792   -     -     -      -      -        -


The Company leases and pays the insurance on an automobile on Ms. Kolke's behalf at an annual cost of $10,761 in 1997.

    Each director of the Company who is not otherwise employed full-time by the Company or Acacia Research Corporation will be paid $100 for each Board meeting attended. Directors will also be reimbursed for their travel expenses incurred in attending Board or committee meetings. Directors have previously not been compensated for their attendance at Board meetings, except for reimbursement of travel expenses. On July 15, 1997 it was decided to reduce the excise prices of Mr. Fox's options to $1.25.

Stock Options

    The Company's 1993 Stock Option Plan, as amended (the "Stock Option Plan"), authorizes the granting of options to employees that are intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986 ("Incentive Stock Options"), as well as stock options that are not intended to so qualify ("Nonstatutory Options") which may be granted to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The Stock Option Plan, which is administered by the Board of Directors, currently covers an aggregate of 534,185 shares. The maximum term of a stock option granted under the Stock Option Plan is ten years, but if the optionee at the time of grant has voting power over more than 10% of the Company's Stock, the maximum term is five years. If an option granted expires or terminates, the shares subject to the unexercised portion of that option will become available for the grant of future options under the Stock Option Plan. If an optionee terminates his or her service to the Company, the optionee may exercise only those option shares vested as of the date of termination and must effect such exercise within three months, although the Board of Directors may set a longer period for exercise of stock options. The Stock Option Plan may be amended at any time by the Board of Directors, although certain amendments would require stockholder approval. The Stock Option Plan will terminate in 1998 unless earlier terminated by the Board.

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

    As of February 28, 1998, options to purchase an aggregate of 420,500 shares of Common Stock, at prices ranging from $0.089 to $5.00 per share, under the Stock Option Plan were outstanding and held by a total of 4 officers, directors, employees and consultants, including options to purchase 247,500, 143,000, 15,000, and 15,000 shares granted to Ms. Kolke, Mr. Stewart, Mr. Ryan and Mr. Fox, respectively. No options were granted by the Company during the year ended December 31, 1997.

Option Values as of December 31, 1997

                           Number of Unexercised         Value of Unexercised
                                Options at             In-the-Money Options at
                            Fiscal Year-End (#)        Fiscal Year-End ($) (1)
Name                    Exercisable / Unexercisable Exercisable / Unexercisable
Cynthia Kolke             247,500   /       0           $0      /      $0

(1) Assumes that a share of Common Stock was valued at $.8125 per share on December 31, 1997. Amounts reflected are based on this assumed price minus the exercise price and do not indicate that shares were sold.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1998, by (i) each director and executive officer of the Company, (ii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and (iii) all directors and executive officers of the Company as a group. Except as may be indicated in the footnotes to the table, each of such persons has sole voting and investment power with respect to the shares owned, subject to applicable community property laws. The address of each individual listed is in care of the Company, 15455 San Fernando Mission Boulevard, Suite 105, Mission Hills, California 91345.

                                                    Shares Beneficially Owned*

                                              Number                   Percent
Acacia Research Corporation (1)
12 S. Raymond Ave., Ste. B
Pasadena, CA 91105                           789,709                    27.6%

R. Bruce Stewart (2)(3)                      960,709                    31.8%

Cynthia Kolke (3)                            262,500                     8.4%

Paul R. Ryan (2)(3)                          797,709                    27.7%

William D. Fox (3)                             6,000                      .1%

All directors and executive
officers as a group (4 persons) (2)(3)     1,229,209                    42.9%


* In calculating beneficial and percentage ownership, all shares of Common Stock which a named stockholder will have the right to acquire from February 28, 1998, upon exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. As of February 28, 1998, an aggregate of 2,864,938 shares of Common Stock were outstanding. Except as otherwise indicated in the footnotes to the table, this does not take into account currently exercisable stock options outstanding as of February 28, 1998 to purchase an aggregate of 548,700 shares, nor the Warrants outstanding as of February 28, 1998 to purchase up to 517,500 additional shares of Common Stock.

(1) Includes 267,250 shares held of record by Acacia as security for repayment of debts owed to Acacia by third parties.

(2) Includes in the case of each of Messrs. Stewart and Ryan all shares held of record by Acacia Research Corporation, of which they are directors, and executive officers.

(3) Includes shares issuable upon exercise of currently exercisable options, including 143,000 shares in the case of Mr. Stewart and 247,500 shares in the case of Ms. Kolke. Twenty percent of the options to purchase 15,000 shares granted to Mr. Fox became exercisable on January 6, 1997 and twenty percent of the options to purchase 15,000 shares granted to Mr. Ryan became exercisable on October 17, 1997 and are therefore included.

Item 12.  Certain Relationships and Related Transactions.

    In April 1995, the Company invested $100,000 to purchase a limited partnership interest in Acacia Capital Partners, L.P., a California limited partnership formed by Acacia to manage investments using proprietary software models. See Item 6, "Management's Discussion and Analysis or Plan of Operation
- Liquidity and Capital Resources". Except as described below, all profits and losses of the partnership will be allocated quarterly among the general partners and limited partners in proportion to their respective capital accounts as of the beginning of each quarter. The general partners will be allocated on an annual basis (subject to certain exceptions) 20% of the amount by which profits of the partnership otherwise allocable to each of the limited partners in that year exceed losses allocated to the limited partners that have not been recouped. The general partners of this investment partnership are entitled to annual management fees payable by each limited partner in an amount equal to 1% of the value of that limited partner's capital account. Acacia Research Corporation will receive three-fourths, and the other general partner will receive one-fourth, of such fees. These management fees are payable quarterly in advance at the beginning of each quarter based on the net asset value of the limited partner's capital account on the first day of the quarter. The partnership will also pay or reimburse the general partners for all costs and expenses incurred by or on behalf of the partnership, including all legal and accounting fees and expenses. Although the partnership will not be obligated to reimburse the general partners for any of the general partners' own operating, general, administrative and overhead costs and expenses, some or all of these expenses may be paid by securities brokerage firms that execute securities trades for the partnership. On December 1, 1997 Whitewing withdrew 95% of its investment in Acacia Capital Partners.

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


Item 13.  Exhibits and Reports on Form 8-K.

    (a) Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

            3.1   Certificate of Incorporation*
            3.2   Bylaws*
            3.3   Reincorporation Agreement*
            4.1   Form of Warrant*
            4.2   Agreement Not to Sell*
            10.1  Lease of Company's Executive Offices*
            10.2  Stock Option Plan*
            10.4  Fulfillment Services Agreement with Professional Marketing
                  Associates, Inc.*
            10.5  Consulting Agreement*
            27    Financial Data Schedule*

* Incorporated by reference from the Company's Registration Statement on Form S-1 (33-97156) which became effective under the Securities Act of 1933, as amended, on February 9, 1996.

    (b) Reports on Form 8-K. On November 4, 1997 the Company filed a Form 8-K regarding the change in auditors and the repricing of warrants.


    (c)    Index to Financial Statements.

                                                                         Page
Independent Auditor's Report                                             F-1a

Report of Independent Public Accountants                                 F-1b

Balance Sheets as of December 31, 1997                                   F-2

Statements of Operations for the two years ended
   December 31, 1996 and 1997                                            F-3

Statements of Shareholders' Equity for the two years ended
   December 31, 1996 and 1997                                            F-4

Statements of Cash Flows for the two years ended
   December 31, 1996 and 1997                                            F-5

Notes to Financial Statements                                            F-6


                                     SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Whitewing Labs, Inc.



                              By:    /s/  Cynthia Kolke
                                   Cynthia Kolke
                                   President, Assistant Secretary and Director

                                   Dated:  March 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/  R. Bruce Stewart     Chairman of the Board               March 30, 1998
R. Bruce Stewart            of Directors, Secretary
                            and Treasurer



  /s/  Cynthia Kolke        Director, Assistant                 March 30, 1998
Cynthia Kolke               Secretary



  /s/  Paul R. Ryan         Director                            March 30, 1998
Paul R. Ryan



  /s/  William D. Fox       Director                            March 30, 1998
William D. Fox




                           INDEPENDENT AUDITOR'S REPORT




To the Shareholders of Whitewing Labs, Inc.

We have audited the accompanying balance sheet of Whitewing Labs, Inc. as of December 31, 1997 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitewing Labs, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                      /s/  Moss Adams LLP
                                      MOSS ADAMS LLP



Los Angeles, California
January 30, 1998




















                                        F-1a




                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Whitewing Labs, Inc.:

We have audited the accompanying balance sheet of Whitewing Labs, Inc. (a Delaware Corporation) as of December 31, 1996, and the related statements of operations, shareholders' equity, and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitewing Labs, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                          /s/  Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP




Los Angeles, California
January 23, 1997















                                        F-1b



                             WHITEWING LABS, INC.

                               BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1997



                                  ASSETS

                                                  1996                 1997
CURRENT ASSETS:
   Cash and cash equivalents                  $2,524,391           $  372,539
   Short-term investments                              -            1,221,240
   Inventories                                   143,519              124,484
   Prepaid Expenses
      Prepaid advertising                        379,095              274,555
      Other prepaid expenses                      38,906               30,079
   Other receivables                              46,604               62,150
   Deferred taxes                                      -               50,000
                                              __________           __________
      Total current assets                     3,132,515            2,135,047
                                              __________           __________

EQUIPMENT:
   Furniture and fixtures                        119,443              135,957
   Accumulated depreciation                      (39,108)             (63,856)
                                              __________           __________
                                                  80,335               72,101
                                              __________           __________

OTHER ASSETS
   Deferred advertising                          182,061                    -
   Investment in related-party partnership,
       at cost                                   100,000                    -
   Deferred taxes                                220,000                    -
   Other                                           5,345                8,245
                                              __________           __________
                                                 507,406                8,245
                                              __________           __________

                                              $3,720,256           $2,215,393
                                              __________           __________





The accompanying notes are an integral part of this financial statement.




                                        F-2a


                               WHITEWING LABS, INC.

                                 BALANCE SHEETS

                            DECEMBER 31, 1996 AND 1997


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      1996             1997

CURRENT LIABILITIES:
   Accounts payable                               $   295,393     $     17,729
   Accounts payable to shareholder                     22,190                -
   Accrued liabilities                                 23,459           12,259
   Deferred taxes                                     220,000                -
                                                  -----------     ------------
      Total current liabilities                       561,042           29,988
                                                  -----------     ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.001 par value:
      10% cumulative, authorized 500,000 shares,
      no shares issued and outstanding
   Common stock, $.001 par value:
      Authorized-10,000,000 shares
      Issued and outstanding 2,891,388
      shares at December 31, 1996
      and 2,823,488 shares at
      December 31, 1997                                 2,891            2,906
   Paid-in capital                                  6,318,977         6,320,292
   Accumulated deficit                             (3,117,235)      (4,060,887)
   Less - treasury stock, 41,450 shares,
   at cost 17,600 shares at December 31, 1996
   and 41,450 at December 31, 1997                    (45,419)         (76,906)
                                                  -----------     ------------

   Shareholders' equity                             3,159,214        2,185,405
                                                  -----------     ------------

                                                   $3,720,256       $2,215,393
                                                   ==========       ==========






The accompanying notes are an integral part of this financial statement.




                                        F-2b

                                 WHITEWING LABS, INC.

                                STATEMENT OF OPERATIONS

                           YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                  1996                 1997
NET SALES                                    $ 3,537,480           $3,581,811

COST OF GOODS SOLD                               511,214              524,497
                                              __________           __________
   Gross profit                                3,026,266            3,057,314
                                              __________           __________

OPERATING EXPENSES:
   Advertising                                 2,684,795            2,223,204
   Selling                                     1,983,738            1,198,974
   General and administrative                    914,436              764,984
                                              __________           __________
                                               5,582,969            4,187,162
                                              __________           __________
   Loss from operations                       (2,556,703)          (1,129,848)

INTEREST EXPENSE                                  (4,259)                   -
OTHER INCOME, NET                                143,879              137,046
                                              __________           __________
   Loss before income taxes                   (2,417,083)            (992,802)

INCOME TAX BENEFIT (PROVISION)                      (850)              49,150
                                              __________           __________
NET LOSS                                      (2,417,933)            (943,652)

PREFERRED STOCK DIVIDENDS PAID
   AND ACCRUED                                    10,129                   -
                                              __________           __________

   Net loss attributable to
   common shareholders                       $(2,428,062)           $(943,652)
                                              __________           __________

BASIC LOSS PER COMMON SHARE                  $     (0.90)         $     (0.33)
                                              __________           __________

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   2,691,149           2,864,680
                                              __________           __________


The accompanying notes are an integral part of this financial statement.

                                      F-3

                             WHITEWING LABS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1996 AND 1997
                                       Cumulative
                                       Convertible
                                       Preferred Stock       Common Stock
                                       ------------------  -----------------
                                        Shares    Amount    Shares    Amount
BALANCE, December 31, 1995             272,250   $ 732,149  1,434,626 $1,434

  Cancelled stock subscribed          (15,000)         (15)         -      -
  Cancelled note receivable from
    subscription                       15,000           15          -      -
  Three-for-two stock split and
    retirement of preferred stock     (272,250)   (732,149)   272,250    272
  Preferred dividends paid                   -           -          -      -
  Stock offering, net of associated
    offering costs and broker
    discounts of $1,111,752                  -           -  1,035,000  1,035
  Exercise of stock options                  -           -    149,512    150
  Repurchases of common stock                -           -          -      -
  Net loss                                   -           -          -      -
                                       -------    --------  --------- ------
BALANCE, December 31, 1996                   -           -  2,891,388  2,891

  Exercise of stock options                  -           -     15,000     15
  Repurchases of common stock                -           -          -      -
  Net loss                                   -           -          -      -
                                       -------    --------  --------- ------
BALANCE, December 31, 1997                   -   $       -  2,906,388 $2,906
                                       =======    ========  ========= ======


    The accompanying notes are an integral part of these financial statements.
                                      F4a

                             WHITEWING LABS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1996 AND 1997
                                         Treasury Stock     Paid-In
                                                            Capital
                                       ------------------  ----------
                                        Shares    Amount
BALANCE, December 31, 1995                   -   $      -   $ 1,177,358

  Cancelled stock subscribed                 -          -       (49,985)
  Cancelled note receivable from
    subscription                             -          -        49,985
  Three-for-two stock split and
    retirement of preferred stock            -          -       731,877
  Preferred dividends paid                   -          -             -
  Stock offering, net of associated
    offering costs and broker
    discounts of $1,111,752                  -          -     4,269,213
  Exercise of stock options                  -          -       140,529
  Repurchases of common stock          (17,600)   (45,419)            -
  Net loss                                   -          -             -
                                       --------  ---------  -----------

BALANCE, December 31, 1996             (17,600)   (45,419)    6,318,977

  Exercise of stock options                  -          -         1,315
  Repurchases of common stock          (23,850)   (31,487)            -
  Net loss                                   -          -             -
                                       --------  ---------  -----------
BALANCE, December 31, 1997             (41,450)  $(76,906)  $ 6,320,292
                                       ========  =========  ===========


The accompanying notes are an integral part of these financial statements.

                                      F4b

                             WHITEWING LABS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1996 AND 1997
                                      Accumulated            Total
                                      Deficit
                                      -----------          ----------
BALANCE, December 31, 1995            $ (689,173)          $ 1,221,768

  Cancelled stock subscribed                   -               (50,000)
  Cancelled note receivable from
    subscription                               -                50,000
  Three-for-two stock split and
    retirement of preferred stock              -                     -
  Preferred dividends paid               (10,129)              (10,129)
  Stock offering, net of associated
    offering costs and broker
    discounts of $1,111,752                    -             4,270,248
  Exercise of stock options                    -               140,679
  Repurchases of common stock                  -               (45,419)
  Net loss                           (2,417,933)            (2,417,933)
                                     -----------            -----------
BALANCE, December 31, 1996           (3,117,235)             3,159,214

  Exercise of stock options                   -                  1,330
  Repurchases of common stock                 -                (31,487)

  Net loss                             (943,652)              (943,652)
                                     -----------            -----------
BALANCE, December 31, 1997           $(4,060,887)          $ 62,185,405
                                     ===========           ============


The accompanying notes are an integral part of these financial statements.


                                      F4c

                              WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31,1996 AND 1997

                                                     1996         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $(2,417,933)  $   (943,652)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                      20,815         25,211
      Changes in assets and liabilities:
         Inventories                                     49,715         19,035
         Prepaid advertising                            (23,163)       104,540
         Other prepaid expenses                          (7,969)         8,827
         Other receivables                              (29,489)       (15,546)
         Deferred advertising                             8,335        182,061
         Deposits                                           312         (3,364)
         Accounts payable                               198,259       (277,664)
         Accrued liabilities                            (41,072)       (11,200)
         Accrued interest payable                       (43,051)             -
         Deferred taxes                                       -        (50,000)
                                                     ----------        --------
      Net cash used in
      operating activities                           (2,285,241)      (961,752)
                                                     ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and fixtures                    (6,695)       (16,513)
   Purchase of short-term investments                         -     (1,221,240)
                                                     ----------        --------
   Net cash used in investing activities                 (6,695)    (1,237,753)
                                                     ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Return of investment in related-party partnership          -        100,000
   Deferred offering costs                              174,261              -
   Payments to stockholder                             (114,247)       (22,190)
   Net proceeds from issuance of common stock         4,090,158              -
   Net proceeds from issuance of common stock warrants  180,090              -
   Net proceeds from issuance of common stock
      upon exercise of options                          140,679          1,330
   Repurchases of common stock                          (45,419)       (31,487)
   Payment of cash dividends                            (32,817)             -
                                                     ----------        --------
      Net cash provided by financing activities       4,392,705         47,653
                                                     ----------        --------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                  2,100,769      (2,151,852)
                                                     ----------        --------












                                      F5a

                                                     1996         1997
CASH AND CASH EQUIVALENTS,
   beginning of year                                  423,622        2,524,391
                                                     ----------        --------

CASH AND CASH EQUIVALENTS,
   end of year                                     $2,524,391      $   372,539
                                                   ==========      ===========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
   Cash paid for income taxes                      $    3,605      $       800
                                                   ==========      ===========

	Cash paid for interest                      $    47,310      $         -
                                                   ==========      ===========

SUPPLEMENTAL DISCLOSURES OF
NONCASH FINANCING ACTIVITIES:
   Cumulative convertible preferred
   stock converted to common stock                $   732,149     $          -
                                                   ==========      ===========



The accompanying notes are an integral part of these financial statements.










                                      F5b
                                 WHITEWING LABS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997


1.   Summary of Operations

    a.    Organization and Business

    Whitewing Labs, Inc. (the Company) is a Delaware corporation engaged in the development and distribution of healthcare products using direct response marketing to individuals aged 40 and over throughout the U.S. Utilizing formulas that include only natural ingredients, the Company's products offer alternatives to conventional treatments for symptoms associated with the aging process.

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

    b.    Concentration of Risk

    Production, order taking and order fulfillment are outsourced to four independent contractors, which potentially subject the Company to a concentration of supplier risk. In addition, substantially all printing is handled by an outside company and substantially all advertising placement, including purchase of mailing lists for direct mail programs and airing time for electronic in-home delivery of product advertising, is handled by outside service agencies. Although these services are currently concentrated with a few key suppliers, management believes that other suppliers could provide similar services and comparable terms. A change in suppliers, however, could cause delay in manufacturing, shipping, advertising placements and implementation of direct mail programs and a possible loss of sales which could affect operating results adversely.

    c.    Cash and Cash Equivalents, and Short-Term Investments

    The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash, and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash equivalents include only those investments with original maturities of three months or less.

    Short-term investments consist of certificates of deposit with original maturities of greater than three months but less than one year.


    d.    Inventories

    Inventories consist of finished goods and shipping supplies. Inventories are valued at the lower-of-invoiced-cost (determined by the first-in, first-out method) or market.

    The following is a summary of inventories at December 31, 1996 and 1997:
                                                 1996                 1997
     Finished goods                               $139,979            $123,035
     Shipping supplies                               3,540               1,449
                                                  ________            ________
                                                  $143,519            $124,484
                                                  ========            ========

    e.   Prepaid and Deferred Advertising

    Television infomercials, and direct mailings including magazine postcard inserts, tear sheets, holiday special mailers and the Journal of Natural Health "TM" comprise the main components of the Company's direct-response marketing efforts. Payments to vendors in advance of the run date are included in prepaid advertising. Respondents are logged into a customer database which indicates the source of each customer's response to the specific advertisement. The Company's accounting policy for amortizing the costs of prepaid and deferred print advertising placements and mailings is based upon management's estimates over the periods in which the related direct responses are received. The Company evaluates the realizability of its direct-response advertising by comparing the carrying amount of prepaid and deferred advertising at each balance sheet date on a cost-pool-by-cost -pool basis to the probable remaining future net revenues expected to result from such advertising. Any excess carrying amount over probable remaining future revenues is reported as advertising expense in the current period. Newspaper and weekly publications are expensed in the month of issue. Magazines and direct mailings which are available prior to the middle of the month preceding the issue date are amortized over a three month period. Magazines which are available subsequent to the middle of the month preceding the issue date are amortized over a four month period. Costs to develop, edit, and reproduce infomercials for airing at local television stations nationwide are amortized over a period of twelve months or the estimated revenue earning stream, whichever is less. Prepaid advertising at December 31, 1996 includes approximately $185,461 of costs related to the development of electronic in-home delivery of product advertising which the Company began airing in July 1997. In 1996, advertising expense was $2,684,795, which includes a write-down to net realizable value of $123,396 in 1996.

    In December 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-7 (SOP 93-7) entitled "Reporting on Advertising Costs". The Company adopted SOP 93-7 effective January 1, 1995.


    f.    Furniture and Fixtures

    Furniture and fixtures are recorded at cost. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives which range from 5 to 7 years. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

    g.    Organization Costs

    Organization costs are recorded at cost and are amortized using the straight-line method over a five-year period.


    h.    Income Taxes

    The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Income taxes are further explained in
    Note 6.

    i.    Revenue Recognition

    Revenue is recorded at the time of shipment.

    j.    Earnings Per Share

    The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standard No. 128 Earnings Per Share (SFAS No. 128) effective for years ending after December 15, 1997. Earnings per share in the accompanying financial statements are calculated in accordance with SFAS No. 128. Earnings per share for 1996, have been restated to reflect earnings per share calculated in accordance with SFAS No. 128. SFAS No. 128 requires basic earnings per share be calculated based on weighted average shares outstanding for the period without giving effect to outstanding common stock equivalents while diluted earnings per share considers the effect of common stock equivalents on weighted average shares outstanding.

    k.    Recently Issued Accounting Pronouncements

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS 130 requires classification of other comprehensive income in a financial statement, and the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes this pronouncement will not have a material effect on its financial statements.

    In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company believes this pronouncement will not have a material effect on its financial statements.


3.    Restricted Cash

By agreement with its credit card service organization, the Company is required to maintain a reserve cash account with a balance less than or equal to 5 percent of the prior six months' gross sales volume for credit card transactions subject to chargeback and return ratios. As of December 31, 1997 and 1996, the Company held $20,041 and $31,234, respectively, of such restricted cash, which is included in cash and cash equivalents on the accompanying balance sheet.

4.    Due to Shareholder

The Company had an unsecured loan payable to the majority shareholder. The loan was due upon successful completion of the initial public offering. On February 21, 1996, the remaining loan was paid. The Company recorded interest expense related to this loan of $4,000 in 1996.


5.    Commitments and Contingencies

    a.    Lease


The Company is obligated under an operating lease for the office space it occupies which expires on October 1, 1998. The Company is also obligated under an automobile operating lease which expires February 14, 1999. The Company's future minimum lease payments at December 31, 1997 are as follows:


                       1998                  49,794
                       1999                   1,660
                                            -------
                                            $51,454
                                            =======

Rent expense in 1996 and 1997 was approximately $39,200 and $41,500, respectively.

    b.    Service

The Company has a fulfillment services agreement with Professional Marketing Associates, Inc. (PMA) effective through March 22, 1997 and is subject to automatic six month extensions, currently extend through March 22, 1998. Under the agreement, PMA acts as the Company's independent contractor for the purposes of order processing, warehousing and distribution of the Company's merchandise.

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

In November 1991, the FDA issued proposed regulations designed to, among other things, amend its food labeling regulations. The proposed regulations met with substantial opposition. In October, 1994, the "Dietary Supplement Health and Education Act of 1994" (the "Dietary Supplement Law") was enacted. Section 11 of the Dietary Supplement Law provided that the advance notice of proposed rule making by the FDA concerning dietary supplements was null and void. FDA regulations that became effective on June 1, 1994 would require standard format nutrition labeling on dietary supplements. However, because the new Dietary Supplement Law also addresses labeling of dietary supplements, the FDA has indicated that it will not enforce its labeling regulations until January 1, 1999. In the interim, new regulations are expected to be proposed by the FDA. Because the FDA has not yet reconciled its existing regulations with the new Dietary Supplement Law, the Company cannot determine to what extent any changed or amended regulations might affect its business, if at all.

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

    d.    Advertising


The Company had commitments for magazine placements of $261,000 at December 31, 1996.

6.    Income Taxes

The asset and liability method requires the Company to provide income taxes for the tax effect of temporary differences in recognizing certain income and expenses for financial statement and income tax purposes.

The provision for income taxes is comprised of $850 minimum franchise taxes payable for state income taxes in each year presented, net of a deferred tax benefit of $50,000 in 1997.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $4,400,000 for federal income tax purposes available to reduce future federal taxable income through 2012 and net operating loss carryforwards of approximately $5,600,000 for state income tax purposes. Approximately $2,000,000 and $3,600,000 are available to reduce future state taxable income in California and Arizona, respectively. Such carryforwards expire through 2012. The Company had approximately $1,000,000 of NOL carryovers ("pre change NOL's") for federal tax return purposes at December 31, 1995. During 1995, the Company's additional issuance of common stock to third parties and the existence of cumulative convertible preferred stock held by third parties caused a "change of ownership" of the Company pursuant to Section 382 of the Internal Revenue Code. As a result of the ownership change, the Company's utilization of its NOL carryovers that may be used to offset future income is estimated by the Company to be approximately $400,000 per year (the "annual limitation").

A reconciliation of statutory tax rates to the Company's effective tax rate for income tax benefit is:

                                               1996           1997
                                               -------       --------

Statutory rate
   Federal                                     (34.0%)        (34.0%)
   State, net of Federal benefit                (6.1%)         (6.1%)

Change in asset valuation allowance             40.1%          42.5%

Other                                              -            2.6%
                                               -------       --------
                                                   -%           5.0%
                                               -------       --------


Temporary differences and carryforwards as of December 31, 1997 and 1996 which give rise to the net deferred tax asset are as follows:

                                               1996           1997
                                               ----------    -----------
   Deferred tax assets:
      Federal net operating loss carryforwards $1,156,000    $1,449,000
      State net operating loss carryforwards
         --California                              92,000       122,000
      State net operating loss carryforwards
         --Arizona                                165,000       220,000

      Other                                         8,000         4,000

      Less - Valuation allowance               (1,201,000)   (1,623,000)
                                               ----------    -----------
          Total deferred tax assets               220,000       172,000
                                               ==========    ==========


   Deferred tax liabilities:
      Prepaid advertising                        (216,000)     (110,000)
      Other                                        (4,000)      (12,000)
                                               ----------    -----------
   Total deferred tax liabilities                (220,000)     (122,000)
                                               ==========    ==========
   Net deferred tax asset                      $        -    $   50,000
                                               ==========    ==========


7.    Stock Option Plan

    a.    Qualified Stock Options

    On November 16, 1993, the Board approved a qualified stock option plan (the
    Plan) for officers and key employees. Under the terms of the Plan, Incentive stock options will be granted at the prevailing market rate. Shares not exceeding 20 percent of the outstanding common shares of the Company will be reserved for the issuance of options under the terms of the Plan. Under the Plan, the options will generally vest and become exercisable at the date of the grant and expire five years from the date of grant, subject to employee termination. Upon termination of employment, individuals have three months from their termination date to exercise their options.


    b.    Nonqualified Stock Options

    In 1993 and 1994, the Company granted 256,200 options to officers, key employees, directors, and consultants. Under the terms of the Plan, options will be granted at the prevailing market rate and will generally vest and become exercisable at the date of the grant. The term of any option expires five years from the date of grant, subject to the continuation of each person's employment or consulting relationship with the Company. Upon termination of relations with the Company, option holders have three months from their termination date to exercise their options.

    On June 1, 1995, the Company granted a total of 60,000 options to two Employees at $3.40 per share which was the market as determined by the Board of Directors. Options vest at 6,000 per year and expire five years after date of grant. On August 28, 1996, 30,000 options expired after an employee terminated his employment. On August 28, 1997, 25,000 options expired after an employee terminated her employment.

    c.    Options Granted

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

    On January 5, 1996, the Company issued 29,997 options to a consultant at $4.33. The consultant entered into an arrangement with the Parent (prior to the change in ownership) for which options issued to him would be at approximately $1 below market price. These options were exercised in January 1996.

    On November 4, 1997 the Company granted 15,000 options to an employee at the exercise price of $1.25. The options vest over a five year period at the rate of 3,000 per year on the anniversary of hire. The Company also granted 7,500 options at the exercise price of $1.25 to a consultant. The options vest over a five year period at the rate of 2,500 per year on the anniversary of grant.

    On January 21, 1998 the Company granted 15,000 options at the exercise price of $1.00 to an outside consultant. The options vest over a six month period of time at the rate of 2,500 per month over the period of February 1998 through July 1998.

    On February 17, 1998 the Company granted 15,000 options to an employee at The exercise price of $1.25. The options vest over a five year period at the rate of 3,000 per year on the anniversary of grant.

The following is a summary of qualified and nonqualified options from December 31, 1995 to December 31, 1997:
[CAPTION]
                                               Exercise
                                                Price       Options    Options
Qualified Options:                            (At Market)   Granted     Vested
[S]                                            [C]          [C]        [C]
Balance, December 31, 1995                     $0.089       210,000    210,000
   Exercised                                   $0.089       (67,000)   (67,000)
                                                            -------    -------

Balance, December 31, 1996                     $0.089       143,000    143,000
                                                            -------    -------
   Exercised                                        -             -          -
                                                            -------    -------

Balance, December 31, 1997                    $ 0.089       143,000    143,000
                                                            =======    =======

Nonqualified Options:

Balance, December 31, 1995                    $0.089 - 4.00 316,200    268,200
   Granted                                    $1.69 - 5.00  194,997    113,000
   Exercised                                  $0.089 - 5.00 (82,512)   (82,512)
   Expired                                    $3.40 - 5.00  (50,000)    (5,000)
                                                            -------    -------
Balance, December 31, 1996                    $0.089 - 5.00 378,685    293,688
                                                            -------    -------

   Granted                                    $1.25          22,500          -
   Exercised                                  $0.089        (15,000)   (15,000)
   Expired                                    $1.25         (25,000)         -
                                                            -------    -------

Balance, December 31, 1997                    $0.089 - 5.00 361,185    278,688
                                                            -------    -------
[/TABLE]


The Company accounts for the Plan with regard to the Company's employees, officers and directors under Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for these individuals under the Plan. Had compensation cost for these individuals been determined based on the fair value at the grant dates consistent with the method under SFAS No. 123, the Company's net loss and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1995            1996
                                                 ------------    ------------
Net loss                      As Reported        $(2,417,933)    $  (943,652)
                              Pro Forma          $(2,529,721)    $(1,060,281)

Basic earnings per share:    As Reported         $     (0.90)    $     (0.33)
                             Pro Forma           $     (0.94)    $     (0.37)
Diluted earnings per share:  As Reported         $     (0.90)    $     (0.33)
                             Pro Forma           $     (0.94)    $     (0.37)


    The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for grants in 1996 and 1997: risk-free interest rate of 8.0% and 7.25% respectively; no expected dividend yield; expected lives of 5 years; expected volatility of approximately 34% and 45% respectively for options granted after the public offering.


8.    Capitalization

    a.    Capital Stock

    The Board of Directors authorized 500,000 shares of 10 percent cumulative convertible preferred stock which converted into one share of the Company's common stock upon the completion of the initial public offering on February 20, 1996.

    On January 16, 1995, the Company filed amended articles of incorporation which increased the number of shares of common stock authorized from 5,000,000 to 10,000,000 shares and changed the par value on its common and cumulative convertible preferred stock to $.001.

    b.    Warrants and Stock Options

    In conjunction with the initial public offering in February 1996, the Company issued 1,035,000 common stock purchase warrants at $0.20 per share which had to be purchased together on the basis of one share of common stock and one warrant, but tradable separately thereafter. Two warrants entitle the holder to purchase one share of common stock at a price of $7.00 during the three year period commencing on February 14, 1996. On November 7, 1997, the exercise price of the Company's warrants were reduced from $7.00 to $3.00. The holder of two warrants is entitled to purchase one share of the Company's Common stock at $3.00 per share prior to February 9, 1999. The warrants may be redeemed by the Company under certain circumstances. As of December 31, 1996, none had been exercised. In connection with the Company's initial public offering, the representatives of the underwriters acquired 90,000 warrants.

    In conjunction with the initial public offering in February 1996, the Company granted 90,000 options to the representatives of the underwriters at an exercise price of $6.00. The options became exercisable on February 9, 1997, and expire on February 9, 2001.

    c.    Stock Repurchase


    During 1996, the Company acquired 17,600 shares of its common stock for $45,419 in connection with a stock repurchase program in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market. During 1997, the Company repurchased 23,850 shares for $31,487.

9.    Investment in Related-Party Partnership

    During 1997 the Company liquidated its $100,000 investment in a Partnership whose majority investor is Acacia Research, the Company's largest individual shareholder, recognizing a gain of approximately $43,000. Approximately $7,400 is receivable from the Partnership as of December 31, 1997.
                                      F-13