Form 10QSB
period 1998-03-31
WHITEWING LABS INC
filed 1998-05-14
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of April 30, 1998 was 2,864,938.
                                       1
                              WHITEWING LABS, INC.
                FORM 10-QSB FOR QUARTER ENDED MARCH 31, 1998
                              TABLE OF CONTENTS

                                                                          Page

PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Balance Sheets at December 31, 1997
                and March 31, 1998                                          3

            Statements of Operations for the Three Months Ended
                March 31, 1997 and 1998                                     5

            Statements of Cash Flows for the Three Months Ended
                March 31, 1997 and 1998                                     6

            Notes to the Financial Statements                               8

Item 2.     Management's Discussion and Analysis of Results
                of Operations and Financial Condition                      10

PART II.    OTHER INFORMATION                                              13

Item 3.     Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                             14
































                                      2


                            Whitewing Labs, Inc.
                              Balance Sheets
                    December 31, 1997 and March 31, 1998

                                  ASSETS


                                        December 31,                March 31,
                                            1997                      1998
                                       ------------                -----------
                                                                   (Unaudited)
     CURRENT ASSETS:
        Cash and cash equivalents            $ 1,593,779           $ 1,638,960
        Inventories                              124,484                93,890
        Prepaid advertising                      274,555               185,778
        Other prepaid expenses                    30,079                95,389
        Other receivables                         62,150                68,142
        Deferred taxes                            50,000                50,000
                                             -----------           -----------
           Total current assets                2,135,047             2,132,159
     EQUIPMENT:
        Furniture and fixtures                   135,957               136,552
        Less--accumulated depreciation           (63,856)              (70,961)
                                             -----------             ----------
                                                  72,101                 65,591
                                             -----------            -----------
     OTHER ASSETS:
                                                   8,245                 16,478
                                             -----------            -----------
                                                   8,245                 16,478
                                             -----------            -----------
     TOTAL ASSETS                            $ 2,215,393            $ 2,214,228
                                             ===========            ===========


See accompanying notes




                                       3


                              Whitewing Labs, Inc.
                                Balance Sheets
                     December 31, 1997 and March 31, 1998

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                             December 31,            March 31,
                                                 1997                  1998
                                             ------------           ----------
                                                                   (Unaudited)

     CURRENT LIABILITIES:
        Accounts payable                     $     17,729           $   43,372
        Accrued liabilities                        12,259                9,091
                                            -------------           ----------
             Total current liabilities             29,988               52,463
                                            -------------           ----------

     SHAREHOLDERS' EQUITY:

         Common stock, $.001 par value:
           Authorized, 10,000,000 shares
           Issued and outstanding,
           2,906,388 shares                         2,906                2,906
         Paid-in capital                        6,320,292            6,320,292
         Accumulated deficit                   (4,060,887)          (4,084,527)
         Less--
           Treasury stock, 41,450 shares at cost
                                                  (76,906)             (76,906)
                                             ------------         ------------
         Shareholders' equity                   2,185,405            2,161,765
                                             ------------         ------------
                                             $  2,215,393         $  2,214,228
                                             ============         ============

                              See accompanying notes


                                         4


                               Whitewing Labs, Inc.
                             Statements of Operations
                For the Three Months Ended March 31, 1997 and 1998
                                 (Unaudited)

                                               1997                    1998
                                            ----------              ----------
NET SALES                                   $  658,518             $ 1,621,312

COST OF GOODS SOLD                              84,206                 234,435
                                            ----------              ----------
    Gross profit                               574,312               1,386,877

OPERATING EXPENSES
  Advertising                                  521,770                 791,274
  Selling                                      494,836                 457,961
  General and administrative                   206,546                 187,670
                                            ----------             -----------
                                             1,223,152               1,436,905
                                            ----------             -----------
  Loss from operations                        (648,840)                (50,028)

OTHER INCOME                                    23,550                  26,388
                                            ----------             -----------
  Loss before provision
  for income taxes                            (625,290)                (23,640)

PROVISION FOR INCOME TAXES                         -                       -
                                            ----------             -----------
NET LOSS                                      (625,290)                (23,640)

PREFERRED STOCK DIVIDENDS
  EARNED AND ACCRUED                        $     -                       -
                                            ----------             -----------

  Net loss attributable
  to common stockholders                    $ (625,290)           $    (23,640)
                                            ==========             ===========

BASIC AND DILUTED
LOSS PER COMMON SHARE                       $    (0.22)           $      (0.01)
                                            ==========             ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 2,864,310               2,864,938
                                            ==========             ===========

                             See accompanying notes

                                        5

                              Whitewing Labs, Inc.
                            Statements of Cash Flows
               For the Three Months Ended March 31, 1997 and 1998
                                   (Unaudited)
                                                       1997            1998
                                                    ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $(625,290)      $ (23,640)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                   5,772           7,105
        Changes in assets and liabilities:
           Inventories                                (15,323)         30,594
           Prepaid advertising                         14,826          88,777
           Other prepaid expenses                     (13,404)        (65,310)
           Other receivables                           16,257          (5,992)
           Deferred advertising                        52,920             -
           Other deposits                                (184)         (8,233)
           Accounts payable                          (236,205)         25,603
           Accrued liabilities                        (15,673)         (3,168)
                                                   ----------      ----------
           Net cash provided in operating activities (816,304)         45,776
                                                   ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and fixtures                    -              (595)
                                                  -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common stock                         (29,987)           -
                                                   ----------      ----------
           Net cash provided by financing activities  (29,987)           -
                                                   ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (846,291)         45,181

CASH AND CASH EQUIVALENTS, beginning of period      2,524,391       1,593,779
                                                   ----------      ----------
CASH AND CASH EQUIVALENTS, end of period           $1,678,100      $1,638,960
                                                   ==========      ==========

                              See accompanying notes

                                        6


                                                       1997            1998
                                                    ----------      ----------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

     Cash paid for income taxes                     $    -       $     -
                                                    ==========       ==========
     Cash paid for interest                         $    -       $     -
                                                    ==========       ==========

                              See accompanying notes

                               WHITEWING LABS, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


1.    Summary of Significant Accounting Policies

    a.  Basis of presentation

    In the opinion of management and subject to year-end audit, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

    b.  Prepaid and Deferred Advertising

    Television infomercials, and direct mailings including magazine postcard inserts, tear sheets, holiday special mailers and the Journal of Natural Health "TM" comprise the main components of the Company's direct-response marketing efforts. Payments to vendors in advance of the run date are included in prepaid advertising. Respondents are logged into a customer database which indicates the source of each customer's response to the specific advertisement. The Company's accounting policy for amortizing the costs of prepaid and deferred print advertising placements and mailings is based upon management's estimates over the periods in which the related direct responses are received. The Company evaluates the realizability of its direct-response advertising by comparing the carrying amount of prepaid and deferred advertising at each balance sheet date on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result from such advertising. Any excess carrying amount over probable remaining future revenues is reported as advertising expense in the current period. Newspaper and weekly publications are expensed in the month of issue. Magazines and direct mailings which are available prior to the middle of the month preceding the issue date are amortized over a three month period. Magazines which are available subsequent to the middle of the month preceding the issue date are amortized over a four month period. Costs to develop, edit, and reproduce infomercials for airing at local television stations nationwide are amortized over a period of twelve months or the estimated revenue earning stream, whichever is less. For the three months ended March 31, 1997 and 1998 respectively, advertising expense was $521,770 and $791,274 respectively.

    c.  Revenue Recognition

    Revenue is recorded at the time of shipment.

    d.  Reclassifications

    Certain reclassifications have been made to the accompanying condensed financial statements to conform them with the current period presentation.

    e.  Estimates Used by Management

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

    f.  Concentration of Risk

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

2.    Loss per Common Share

    For the three month periods ended March 31, 1997 and 1998 respectively, basic loss per common share is based on the historical weighted average number of shares outstanding.

3.    Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities in the amounts of $10,000 and $5,000 at December 31, 1997 and March 31, 1998, respectively.

4.    Stock Repurchase

    During the three months ended March 31, 1997, the Company acquired 21,850 shares of its common stock for approximately $29,900 in connection with a stock repurchase program in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market.

5.    Litigation

    None

6.    Advertising

    The Company has commitments for magazine placements of $5,107 at March 31, 1998.

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

The Company's stated strategy for the development of its business is to stress growth of the customer base over short-term profits; management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. During the first quarter of 1997, utilizing a portion of the net proceeds from its February 1996 public offering, the Company continued its efforts to expand the customer base by investing approximately $1,100,000 in a combination of marketing and selling activities, including magazine advertising placements, direct mail which both tests new mailing lists and identifies new names on lists used in the past, and testing of electronic in-home delivery of product advertising. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the flagship product, Prostsafe "R". The Company has made several substantial investments by both expanding its product line to 27 products and increasing the customer base from 89,000 in March of 1997 to over 160,000 currently. In view of the expanded customer base, the Company has now modified its marketing strategy for the short term by significantly reducing advertising and certain selling expenditures related to attracting additional customers, as it focuses on efforts to generate additional revenue from existing customers.

As of March 31, 1998, the Company had an accumulated deficit of $4,084,527. It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.

Like other distributors of consumer products, the Company encounters the risk of product returns from its customers. The Company's products are sold with an unconditional, money-back guarantee. Any customer who is not satisfied with a Company product for any reason may return it or any unused portion for a full refund of the purchase price. Although product returns over the last three years have been approximately 3% of sales, versus the national average of 6%, there can be no assurance that actual levels of returns will not significantly exceed amounts which have occurred in the past.

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

Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of these financial statements and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements. See the Company's annual 10K for the year ended December 31, 1997.

Results of Operations.

Net Sales. The Company's net sales during the quarter ended March 31, 1998 were $1,621,312, a increase of approximately 246% over net sales of $658,518 during the quarter ended March 31, 1997. At March 31, 1998, the Company's customer base had grown to approximately 160,000, up from approximately 89,000 at March 31, 1997.

The average orders from new and existing customers were approximately $68 and $84 respectively, for the quarter March 31, 1998, compared to average orders of approximately $61 from new customers and $76 from existing customers respectively for the first quarter of the prior year.

Sales of the Company's Prostsafe "R" accounted for 53% of the Company's sales for the quarter ended March 31, 1998, and for approximately 68.2% of net sales for the quarter ended March 31, 1997. The Company anticipates that sales of Prostsafe "R" will continue to contribute a substantial but continually decreasing percentage of total revenues to subsequent periods, as sales of the Company's other products increase. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offering to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective markets or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which adversely affect the Company's product market share.


Gross Profit. Cost of goods sold for the Company's products represented 14.5% and 12.8% of net sales for the three months ended March 31, 1998 and 1997 respectively. During the quarters ended March 31, 1998 and 1997, the Company recognized gross profits of $1,386,877 and $574,312 or 85.5% and 87.2% of net sales, respectively.

Advertising Expense. During the three months ended March 31, 1998, advertising expense increased to $791,274, compared to $521,770 for the same period last year. The increase reflects the Company's concentration on electronic in-home delivery of product advertising.


Selling Expense. During the three months ended March 31, 1998, selling expenses decreased to $457,961, compared to $494,836 for the same period in 1997, and decreased as a percentage of net sales to 28.3%, compared to 75.1% of net sales for the three months ended March 31, 1997. The Company expects to benefit in future periods from the conversion of leads obtained from electronic in-home delivery of product advertising to customers.


General and Administrative Expense. General and administrative expenses decreased in absolute dollars to $187,670 for the first three months of 1998, from $206,546 for the first three months of 1997, primarily due to a decrease in accounting costs. For the quarter ended March 31, 1998, general and administrative expenses represented 11.6% of net sales, decreasing as a percentage of net sales from 31.4% for the three months ended March 31, 1997.


Loss From Operations. The Company incurred losses from operations for the three months ended March 31, 1998 of $23,640, compared to losses from operations of $625,290 during the three months ended March 31, 1997. Losses during the first quarter of 1998 and 1997 were mainly attributable to increases in selling costs as the Company sought to aggressively expand its customer base. Anticipated revenues for the first quarter of 1998 from mailings to existing customers, magazine placements and the airing of electronic in-home delivery of product advertising, have resulted in a substantial decrease in loss for the first quarter of 1998.


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

PART II  OTHER INFORMATION

Item 3.     Exhibits and Reports on Form 8-K

              Exhibit 27, Financial Data Schedule                Page 15

                                          13

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WHITEWING LABS, INC.


Date:  May 13, 1998                          /s/    Cynthia Kolke
                                       ------------------------------
                                       Cynthia Kolke,
                                       President, Assistant Secretary
                                       and Director

                                         14