Form 10QSB
period 1998-06-30
WHITEWING LABS INC
filed 1998-08-12
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of June 30, 1998 was 2,910,438.
                                       1
                             WHITEWING LABS, INC.
                FORM 10-QSB FOR QUARTER ENDED JUNE 30, 1998
                              TABLE OF CONTENTS

                                                                          Page

PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Balance Sheets at December 31, 1997 and June 30, 1998           3

            Statements of Operations for the Quarter and Six Months
            Ended June 30, 1997 and 1998                                    5

            Statements of Cash Flows for the Six Months Ended
            June 30, 1997 and 1998                                          6

            Notes to the Financial Statements                               8

Item 2.     Management's Discussion and Analysis of Results
            of Operations and Financial Condition                           9

PART II.    OTHER INFORMATION                                              12

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                             14
































                            Whitewing Labs, Inc.
                              Balance Sheets
                    December 31, 1997 and June 30, 1998

                                  ASSETS


                                        December 31,               June 30,
                                            1997                     1998
                                       ------------               -----------
                                                                  (Unaudited)
     CURRENT ASSETS:
        Cash and cash equivalents            $ 1,593,779           $ 1,432,659
        Inventories                              124,484                91,136
        Prepaid advertising                      274,555               224,701
        Other prepaid expenses                    30,079               157,708
        Other receivables                         62,150                49,220
        Deferred taxes                              -                   50,000
                                             -----------           -----------
           Total current assets                2,135,047             2,005,424
                                             -----------           -----------
     EQUIPMENT:
        Furniture and fixtures                   135,957               137,405
        Less--accumulated depreciation           (63,856)              (75,705)
                                             -----------           -----------
                                                  72,101                61,700
                                             -----------           -----------
     OTHER ASSETS:
                                                   8,245                23,111
                                             -----------           -----------
                                                   8,245                23,111
                                             -----------           -----------
     TOTAL ASSETS                            $ 2,215,393           $ 2,090,234
                                             ===========           ===========


See accompanying notes




                              Whitewing Labs, Inc.
                                Balance Sheets
                     December 31, 1997 and June 30, 1998

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                             December 31,          June 30,
                                                 1997                1998
                                             ------------         ------------
                                                                 (Unaudited)

     CURRENT LIABILITIES:
        Accounts payable                     $     17,729         $     41,809
        Accrued liabilities                        12,259               11,229
                                             ------------         ------------
             Total current liabilities             29,988               53,038
                                             ------------         ------------

     SHAREHOLDERS' EQUITY:

       Common stock, $.001 par value:
        Authorized, 10,000,000 shares
        Issued and outstanding,
        2,906,388 shares at December 31,1997
        and 2,910,438 shares at June 30, 1998       2,906                2,951
         Paid-in capital                        6,320,292            6,324,296
         Accumulated deficit                   (4,060,887)          (4,213,145)
         Less--
           Treasury stock, 41,450 shares at cost
                                                  (76,906)             (76,906)
                                             ------------         ------------
         Shareholders' equity                   2,185,405            2,037,196
                                             ------------         ------------
                                             $  2,215,393         $  2,090,234
                                             ============         ============

                              See accompanying notes


                               Whitewing Labs, Inc.
                             Statements of Operations
                                  (Unaudited)

                            Quarter ended June 30,    Six months ended June 30,
                              1997        1998           1997          1998
                            --------    ---------     ----------   -----------
NET SALES                   $   610,891 $ 1,102,113   $ 1,269,409  $ 2,728,425

COST OF GOODS SOLD              102,753     204,443       186,958      438,878
                            ----------- -----------   -----------  -----------
    Gross profit                508,138     897,670     1,082,451    2,289,547

OPERATING EXPENSES
  Advertising                   235,863     497,522       876,907    1,323,721
  Selling                       259,667     380,057       659,981      803,092
  General and administrative    165,686     169,245       374,480      356,915
                            -----------   ---------   -----------  -----------
                                661,216   1,046,824     1,884,369    2,481,728
                            ----------- -----------   -----------  -----------
    Loss from operations       (153,078)   (149,154)     (801,918)    (199,181)

OTHER INCOME                     21,264      20,452        44,814       46,840

                            ----------- -----------   -----------  -----------
    Loss before provision
      for income taxes         (131,814)   (128,702)     (757,104)    (152,341)

PROVISION FOR INCOME TAXES          -         -             -            -
                            ----------- -----------   -----------  -----------
NET LOSS                       (131,814)   (128,702)     (757,104)    (152,341)

PREFERRED STOCK DIVIDENDS
  EARNED AND ACCRUED        $     -      $    -       $     -       $    -
                            ----------- -----------   -----------  -----------

    Net loss attributable
    to common stockholders  $  (131,814) $ (128,702)  $  (757,104) $  (152,341)
                            ===========  ==========   ===========  ===========

LOSS PER COMMON SHARE       $     (0.05)  $   (0.04)  $     (0.26) $     (0.05)
                            ===========  ==========   ===========  ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING  2,865,138   2,910,438     2,870,744    2,910,438
                            ===========  ==========   ===========  ===========

                             See accompanying notes

                              Whitewing Labs, Inc.
                            Statements of Cash Flows
              For the Six Months Ended June 30, 1997 and 1998
                                   (Unaudited)
                                                       1997            1998
                                                    ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (757,104)     $ (152,341)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                   11,928          11,849
        Changes in assets and liabilities:
           Inventories                                 (31,773)         33,348
           Prepaid advertising                          54,167          49,854
           Other prepaid expenses                        2,911        (127,629)
           Other receivables                           (30,561)         12,930
           Deferred advertising                       (182,061)           -
           Other deposits                               (1,997)        (14,866)
           Accounts payable                           (275,168)         (6,611)
           Accrued liabilities                         (16,467)         29,661
                                                   -----------      ----------
        Net cash used in operating activities         (737,335)       (163,805)
                                                   -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and fixtures                 (10,411)         (1,448)
                                                   -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred offering costs                             174,261             -
   Payments to shareholder                            (114,247)            -
Net proceeds from issuance of common
     stock upon exercise of options                      1,330           4,049
   Repurchase of common stock                          (31,487)           -
                                                   -----------      ----------
        Net cash provided by (used in) financing
          activities                                   (30,157)         (4,049)
                                                   -----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (777,903)       (161,121)

CASH AND CASH EQUIVALENTS, beginning of year         2,524,391       1,593,779
                                                   -----------      ----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,746,488      $1,432,658
                                                   ===========      ==========

                              See accompanying notes

                                        6


                                                      1997            1998
                                                   ----------      ----------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

     Cash paid for income taxes                    $    -          $    -
                                                   ==========      ==========
     Cash paid for interest                        $    -          $    -
                                                   ==========      ==========

                              See accompanying notes

                               WHITEWING LABS, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                   (Unaudited)


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

    b.  Prepaid and Deferred Advertising

    Prepaid advertising includes entirely of $224,701 costs related to the development of electronic in-home delivery of product advertising which the Company began test airing in February 1997. The Company is obligated to pay related talent costs of 4 percent of gross profits from sales generated in 1998 after the test airing is completed. It is management's intention to expense the costs related to the development of electronic in-home delivery of product advertising beginning in 1997 and over a period not to exceed the lesser of the revenue earning stream directly related to the electronic in-home delivery of product advertising or one year, which ever comes first. The Company expenses all other costs of non-print media as incurred.

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

2.    Loss per Common Share

    For the six month periods ended June 30, 1997 and 1998 respectively, loss per common share is based on the historical weighted average number of shares outstanding.

3.    Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities in the amounts of $20,000 and $10,000 at December 31, 1997 and June 30, 1998, respectively.

4.    Litigation

    None

5.    Advertising

    The Company has commitments for magazine placements of $2,440 at June 30, 1998.

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

The Company's stated strategy for the development of its business is to stress growth of the customer base over short-term profits; management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. During the second quarter of 1997, utilizing a portion of the net proceeds from its February 1996 public offering, the Company continued its efforts to expand the customer base by investing approximately $1,637,000 in a combination of marketing and selling activities, including magazine advertising placements, direct mail which both tests new mailing lists and identifies new names on lists used in the past, and testing of electronic in-home delivery of product advertising. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the flagship product, Prostsafe(. The Company has made several substantial investments by both expanding its product line to 27 products and increasing the customer base from 98,000 in March of 1997 to over 179,000 currently. In view of the expanded customer base, the Company has now modified its marketing strategy for the short term by significantly reducing advertising and certain selling expenditures related to attracting additional customers, as it focuses on efforts to generate additional revenue from existing customers.

As of June 30, 1998, the Company had an accumulated deficit of $4,213,145. It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.

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

Results of Operations.

Net Sales. The Company's net sales during the six months ended June 30, 1998 were $2,731,297, an increase of approximately 115% over net sales of $1,269,409 during the six months ended June 30, 1997. At June 30, 1998 the Company's customer base had grown to approximately 179,000, up from approximately 98,000
at June 30, 1997.   As the Company responded to increasing response rates in
certain segments of its mail order operations and reduced certain of its advertising and direct mail programs, compared to the first six months of 1997, sales generated from these segments correspondingly declined. The Company focused its primary efforts in 1998 on generating additional revenues from existing customers while continuing to grow the customer base.

The average orders from new and existing customers were approximately $64 and $83 respectively, for the six months ended June 30, 1998, compared to average orders of approximately $61 from new customers and $78 from existing customers respectively for the first six months of the prior year.

Sales of the Company's Prostsafe( accounted for approximately 46.5% of the Company's sales for the six months ended June 30, 1998, and for approximately 73% of net sales for the six months ended June 30, 1997. The Company anticipates that sales of Prostsafe( will continue to contribute a substantial but continually decreasing percentage of total revenues to subsequent periods, as quantities sold of the Company's other products increase. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offering to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective markets or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which adversely affect the Company's product marketshare.

Gross Profit. Cost of goods sold for the Company's products represented 16.07% and 14.7% of net sales for the six months ended June 30, 1998 and 1997 respectively. During the six months ended June 30, 1998 and 1997, the Company recognized gross profits of $2,544,339 and $1,082,451, or 93.2% and 85.3% of net sales, respectively.

Advertising Expense. During the six months ended June 30, 1998, advertising expense increased to $1,323,721, compared to $876,907 for the same period last year. The increase reflects the expanded electronic in-home delivery of product advertising. Advertising increased in absolute dollars during the six months ended June 30, 1998,while it decreased as a percentage of net sales to 48.5% compared to 69% of net sales for the same period last year.

Selling Expense. During the six months ended June 30, 1998, selling expenses increased to $803,092, compared to $659,981 for the same period in 1997, and decreased as a percentage of net sales to 29.4%, compared to 52% of net sales for the six months ended June 30, 1997. The decrease is primarily due to more selective use of direct mail programs in the first six months of 1998 compared to 1997.

General and Administrative Expense. General and administrative expenses decreased in absolute dollars to $356,915 for the first six months of 1998, from $347,480 for the first six months of 1997, due to an decrease in direct office expenses. For the six months ended June 30, 1998, general and administrative expenses represented 13% of net sales, decreasing as a percentage of net sales from 29.5% for the six months ended June 30, 1997.

Loss From Operations. The Company incurred losses from operations for the six months ended June 30, 1998 of $152,341, compared to losses from operations of $757,104 during the six months ended June 30, 1997. Losses during the first six months of 1997 were mainly attributable to increases in advertising and selling costs in excess of revenues as the Company sought to aggressively expand its customer base, which trend continued into 1998. In the second quarter of 1998, the Company reacted to declining response rates from certain direct response programs targeted at new customers, by modifying its marketing strategy. The Company significantly reduced advertising and selling expenditures to attract additional customers and focused on efforts to generate additional revenue from existing customers with the result that losses incurred for the six months ended June 1998 were significantly smaller than losses incurred for the six months ended June 30, 1997.

Interest Expense. There was no interest expense for the six months ended June 30, 1998. The amounts remaining due and payable to Acacia Research Corporation, including interest expense of $4,259, were paid out of the net proceeds to the Company from the public offering during the first quarter of 1996. For the six months ended June 30, 1996, interest expense represented 0.2% of sales.


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


                                       WHITEWING LABS, INC.


Date:  July 27, 1998                          /s/    Cynthia Kolke
                                       ------------------------------
                                       Cynthia Kolke,
                                       President, Assistant Secretary

