Form 10QSB/A
period 1998-06-30
WHITEWING LABS INC
filed 1998-08-27
CIK 1001260

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

                              Whitewing Labs, Inc.
                                Balance Sheets
                     December 31, 1997 and June 30, 1998

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                             December 31,          June 30,
                                                 1997                1998
                                             ------------         ------------
                                                                 (Unaudited)

     CURRENT LIABILITIES:
        Accounts payable                     $     17,729         $     41,809
        Accrued liabilities                        12,259               11,313
                                             ------------         ------------
             Total current liabilities             29,988               53,122
                                             ------------         ------------

     SHAREHOLDERS' EQUITY:

       Common stock, $.001 par value:
        Authorized, 10,000,000 shares
        Issued and outstanding,
        2,864,938     shares at December 31,1997
        and 2,910,438 shares at June 30, 1998       2,865                2,910
         Paid-in capital                        6,243,427            6,247,430
         Accumulated deficit                   (4,060,887)          (4,213,228    )
                                             ------------         ------------
         Shareholders' equity                   2,185,405            2,037,112
                                             ------------         ------------
                                             $  2,215,393         $  2,090,234
                                             ============         ============

                              See accompanying notes


                               Whitewing Labs, Inc.
                             Statements of Operations
                                  (Unaudited)

                            Quarter ended June 30,    Six months ended June 30,
                              1997        1998           1997          1998
                            --------    ---------     ----------   -----------
NET SALES                   $   610,891 $ 1,102,113   $ 1,269,409  $ 2,728,425

COST OF GOODS SOLD              102,753     204,443       186,958      438,878
                            ----------- -----------   -----------  -----------
    Gross profit                508,138     897,670     1,082,451    2,289,547

OPERATING EXPENSES
  Advertising                   235,863     532,447       876,907    1,323,721
  Selling                       259,667     345,131       659,982      803,092
  General and administrative    165,686     169,245       374,480      361,915
                            -----------   ---------   -----------  -----------
                                661,216   1,046,823     1,884,369    2,488,728
                            ----------- -----------   -----------  -----------
    Loss from operations       (153,078)   (149,153)     (801,918)    (199,181)

OTHER INCOME                     21,264      20,452        44,814       46,840

                            ----------- -----------   -----------  -----------
    Loss before provision
      for income taxes         (131,814)   (128,701)     (757,104)    (152,341)

PROVISION FOR INCOME TAXES          -         -             -            -
                            ----------- -----------   -----------  -----------
NET LOSS                       (131,814)   (128,701)     (757,104)    (152,341)

PREFERRED STOCK DIVIDENDS
  EARNED AND ACCRUED        $     -      $    -       $     -       $    -
                            ----------- -----------   -----------  -----------

    Net loss attributable
    to common stockholders  $  (131,814)   (128,701)     (757,104) $  (152,341)
                            ===========  ==========   ===========  ===========

LOSS PER COMMON SHARE       $     (0.05)  $   (0.04)  $     (0.26) $     (0.05)
                            ===========  ==========   ===========  ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING  2,865,138   2,890,438     2,870,744    2,877,758
                            ===========  ==========   ===========  ===========

                             See accompanying notes

                              Whitewing Labs, Inc.
                            Statements of Cash Flows
              For the Six Months Ended June 30, 1997 and 1998
                                   (Unaudited)
                                                       1997            1998
                                                    ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (757,104)     $ (152,341)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                   11,928          12,266
        Changes in assets and liabilities:
           Inventories                                 (31,773)         33,348
           Prepaid advertising                          54,167         (55,262)
          Other prepaid expenses                        2,911          (22,513)
           Other receivables                           (30,561)         12,930

           Deferred advertising                       (182,061)           -
           Other deposits                               (1,997)        (15,283)
           Accounts payable                           (275,168)         24,080
           Accrued liabilities                         (16,467)           (948)
                                                   -----------      ----------
        Net cash used in operating activities         (737,335)       (163,723)
                                                   -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and fixtures                 (10,411)         (1,448)
                                                   -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred offering costs                             174,261             -
   Payments to shareholder                            (114,247)            -
Net proceeds from issuance of common
     stock upon exercise of options                      1,330           4,050
   Repurchase of common stock                          (31,487)           -
                                                   -----------      ----------
        Net cash provided by (used in) financing
          activities                                   (30,157)          4,050
                                                   -----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (777,903)       (161,121)

CASH AND CASH EQUIVALENTS, beginning of year         2,524,391       1,593,779
                                                   -----------      ----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,746,488      $1,432,658
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

    b.     Prepaid Advertising

    Prepaid advertising includes entirely of $224,701 costs related to the
    development of electronic in-home delivery of product advertising    and
    journal costs totaling $105,116.      The Company is obligated to
    pay related talent costs of 4 percent of gross profits from sales generated in 1998 after the test airing is completed.  It is management's intention to expense the costs related to the development of electronic in-home delivery of product advertising beginning in 1997 and over a period not to exceed the lesser of the revenue earning stream directly related to the electronic in-home delivery of product advertising or one year, which ever comes first.  The Company expenses all other costs of non-print media as incurred.

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

3.    Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities
    in the    amount of $10,000 at December 31, 1997 and June 30,1998.

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

The Company's stated strategy for the development of its business is to stress growth of the customer base over short-term profits; management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. During the second quarter of 1997, utilizing a portion of the net proceeds from its February 1996 public offering, the Company continued its efforts to expand the customer base by investing approximately $1,637,000 in a combination of marketing and selling activities, including magazine advertising placements, direct mail which both tests new mailing lists and identifies new names on lists used in the past, and testing of electronic in-home delivery of product advertising. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the flagship product, Prostsafe. The Company has made several substantial investments by both expanding its product line to 27 products and increasing the customer base from 98,000 in March of 1997 to over 179,000 currently. In view of the expanded customer base, the Company has now modified its marketing strategy for the short term by significantly reducing advertising and certain selling expenditures related to attracting additional customers, as it focuses on efforts to generate additional revenue from existing customers.

As of June 30, 1998, the Company had an accumulated deficit of    $4,213,288    .
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

Results of Operations.

Net Sales.  The Company's net sales during the six months ended June 30, 1998
were    $2,728,425    , an increase of approximately 115% over net sales of
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

Sales of the Company's Prostsafe accounted for approximately 46.5% of the Company's sales for the six months ended June 30, 1998, and for approximately
73% of net sales for the six months ended June 30, 1997. The Company anticipates that sales of Prostsafe will continue to contribute a substantial but continually decreasing percentage of total revenues to subsequent periods, as quantities sold of the Company's other products increase. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offering to meet changing pricing considerations and other market factors. The
Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective markets or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which adversely affect the Company's product marketshare.

Gross Profit.  Cost of goods sold for the Company's products represented 16.07%
and 14.7% of net sales for the six months ended June 30, 1998 and 1997 respectively.  During the six months ended June 30, 1998 and 1997, the Company
recognized gross profits of    $2,289,547     and $1,082,451, or    84.0%
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

General and Administrative Expense.  General and administrative expenses
decreased in absolute dollars to    $361,915     for the first six months of 1998,
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

Management has reviewed its internal software and hardware components and believes that the Company's systems are Year 2000 compliant. Management has also made inquiries of its primary vendors as to the capabilities of their systems with respect to the Year 2000. At this time, it has not been conclusively determined that the systems of these vendors are Year 2000 compliant, however, based on recent discussions with the vendors, management believes the vendors will be fully capable of meeting the needs of the Company beyond the year 1999

Liquidity and Capital Resources

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


                                       WHITEWING LABS, INC.


Date:   August 27, 1998                       /s/    Cynthia Kolke
                                       ------------------------------
                                       Cynthia Kolke,
                                       President, Assistant Secretary

