Form 10QSB
period 1998-09-30
WHITEWING LABS INC
filed 1998-11-12
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of September 30, 1998 was 2,910,438.
                                       1
                              WHITEWING LABS, INC.
                FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 1998
                              TABLE OF CONTENTS

                                                                          Page

PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Balance Sheets at December 31, 1997 and
              September 30, 1998 .........................................3-4

            Statements of Operations for the Quarters and Nine Months
                Ended September 30, 1997 and 1998...........................5

            Statements of Cash Flows for the Nine Months Ended
                September 30, 1997 and 1998.................................6

            Notes to the Financial Statements.............................7-8

Item 2.     Management's Discussion and Analysis of Results
              of Operations and Financial Condition......................9-11

PART II.  OTHER INFORMATION................................................12

SIGNATURE PAGE ............................................................13




















                                     2


                            Whitewing Labs, Inc.
                              Balance Sheets
                  December 31, 1997 and September 30, 1998

                                  ASSETS


                                            December 31,          September 30,
                                                 1997                   1998
                                             ------------          ------------
                                                                    (Unaudited)
     CURRENT ASSETS:
        Cash and cash equivalents            $ 1,593,779            $ 1,397,207
        Inventories                              124,484                 78,452
        Prepaid advertising                      274,555                251,796
        Other prepaid expenses                    30,079                 40,792
        Other receivables                         62,150                 51,668
        Deferred taxes                            50,000                 50,000
                                             -----------            -----------
           Total current assets                2,135,047              1,869,915
                                             -----------            -----------
     EQUIPMENT:
        Furniture and fixtures                   135,957                147,742
        Less--accumulated depreciation           (63,856)               (85,296)
                                             -----------            -----------
                                                  72,101                 62,446
                                             -----------            -----------
     OTHER ASSETS:
                                                   8,245                 24,715
                                             -----------            -----------
     TOTAL ASSETS                            $ 2,215,393            $ 1,957,076
                                             ===========            ===========

                        See accompanying notes


                                    3

                           Whitewing Labs, Inc.
                             Balance Sheets
                 December 31, 1997 and September 30, 1998

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                             December 31,          September 30,
                                                 1997                   1998
                                             ------------          ------------
                                                                    (Unaudited)

     CURRENT LIABILITIES:
        Accounts payable                     $     17,729           $   21,247
        Accrued liabilities                        12,259                5,350
                                            -------------           ----------
             Total current liabilities             29,988               26,597
                                            -------------           ----------

     STOCKHOLDERS' EQUITY:

         Common stock, $.001 par value:
           Authorized--10,000,000 shares
           Issued and outstanding--
           2,906,388 shares at December 31,
           1997, and 2,910,438 shares
           at September 30, 1998                    2,906               2,910
         Paid-in capital                        6,243,386           6,247,431
         Accumulated deficit                   (4,060,887)         (4,319,862)
                                             ------------        ------------
         Stockholders' equity                   2,185,405           1,930,479
                                             ------------        ------------
                                             $  2,215,393        $  1,957,076
                                             ============        ============

                           See accompanying notes
                                     4

                            Whitewing Labs, Inc.
                         Statements of Operations
                               (Unaudited)
                               Quarter ended              Nine months ended
                                September 30,               September 30,
                                1997         1998           1997           1998
                            --------    ---------     ----------     ----------
NET SALES                   $987,518    $ 629,481     $ 2,256,927   $ 3,355,778

COST OF GOODS SOLD           130,978       93,323         317,936       532,201
                            --------    ---------      ----------   -----------
    Gross profit             856,540      536,158       1,938,991     2,823,577

OPERATING EXPENSES
  Advertising                567,356      236,441       1,459,594     1,510,419
  Selling                    294,070      260,639         938,721     1,113,475
  General and
  administrative             151,224      171,098         500,337       530,886
                           ---------    ---------       ---------   -----------
                           1,012,650      668,179       2,898,652     3,154,780
                           ---------    ---------       ---------   -----------
Loss from operations        (156,110)    (132,021)       (959,661)     (331,203)

OTHER INCOME                  19,838       25,388          66,286        72,228
                            --------    ---------       ---------   -----------
  Loss before provision
  for income taxes          (136,272)    (106,633)       (893,375)     (258,975)

PROVISION FOR INCOME TAXES         0            0               0             0
                            --------    ---------       ---------   -----------

  Net loss attributable
  to common stockholders   $(136,272)    (106,633)       (893,375)     (258,975)
                           =========    ==========     ==========   ===========

LOSS PER SHARE             $   (0.05)   $   (0.04)     $    (0.31)  $     (0.09)
                           =========    =========      ==========   ===========
WEIGHTED AVERAGE NUMBER
  OF COMMON BASIC
  SHARES OUTSTANDING       2,864,938    2,910,438       2,864,603     2,888,771
                           =========     =========      =========   ============

                            See accompanying notes
                                     5

                            Whitewing Labs, Inc.
                          Statements of Cash Flows
            For the Nine Months Ended September 30, 1997 and 1998
                               (Unaudited)
                                                        1997            1998
                                                    -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(893,375)   $ (258,975)
   Adjustments to reconcile net loss to
     net cash used in operating activities
        Depreciation and amortization                    85,368        21,440
        Changes in assets and liabilities:
           Inventories                                   44,809        46,032
           Prepaid advertising                          308,718        (2,905)
           Other prepaid expenses                         7,628        12,128
           Other receivables                             35,153        10,482
           Deferred advertising                         (98,555)            0
           Other assets                                  (3,761)      (13,647)
           Accounts payable                            (270,420)        3,517
           Accrued liabilities                          (15,239)       (6,909)
                                                     ----------     ----------
         Net cash used by operating activities         (799,674)     (188,837)
                                                     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and fixtures                  (12,666)      (11,785)
                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common
     stock upon exercise of options                       1,330         4,050
   Repurchase of common stock                           (31,487)            0
                                                     ----------     ----------
         Net cash provided (used) by
           financing activities                         (30,157)        4,050
                                                     ----------     ----------
NET DECREASE OF CASH AND
  CASH EQUIVALENTS                                     (842,497)     (196,572)

CASH AND CASH EQUIVALENTS, beginning of period        2,524,391      1,593,779
                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period             $1,681,894     $1,397,207
                                                     ==========     ==========


SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

     Cash paid for income taxes                      $        0     $        0
                                                     ==========     ==========
     Cash paid for interest                          $        0     $        0
                                                     ==========     ==========

                          see accompanying notes
                                   6


                            WHITEWING LABS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1998
                               (Unaudited)

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

    b.  Prepaid Advertising


Prepaid advertising includes $193,715 of costs related to the development of electronic in-home delivery of product advertising and journal costs totaling $51,408. The Company is obligated to pay related talent costs of 4 percent of gross profits from sales generated in 1998 after the test airing is completed. It is management's intention to expense the costs related to the development of electronic in-home delivery of product advertising over a period not to exceed the lesser of the revenue earning stream directly related to the electronic in-home delivery of product advertising or one year, which ever comes first. The Company expenses all other costs of non-print media as incurred.

2.    Loss per Common Share

    For the nine month periods ended September 30, 1997 and 1998 respectively, loss per common share is based on the historical weighted average number of shares outstanding. The diluted loss per share is not presented because the effect is anti-dilutive.

3.    Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities in the amount of $10,000 at December 31, 1997 and $5,000 at September 30, 1998.

5.    Advertising

    The Company has commitments for magazine placements of $655 at September 30, 1998.

                                  7
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

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

The Company's strategy for the development of its business is to stress growth of the customer base over short-term profits; management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. The Company has made several substantial investments by both expanding its product line to 27 products and increasing the customer base from 122,000 in September of 1997 to over 185,000 currently. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the flagship product, Prostsafe"R".

Sales of the Company's Prostsafe"R" accounted for approximately 44% of the Company's sales for the nine months ended September 30, 1998, and for approximately 65% of net sales for the nine months ended September 30, 1997. The Company anticipates that sales of Prostsafe"R" will continue to contribute a substantial but continually decreasing percentage of total revenues to subsequent periods. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offering to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective markets or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which adversely affect the Company's product marketshare.

                                      8
As of September 30, 1998, the Company had an accumulated deficit of $4,319,862. It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, and the potential return to investors, could be substantially diminished. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of the shares of common stock will realize any return on their investment or that purchasers will not lose their entire investment.

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


Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of these financial statements and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements. See the Company's annual 10KSB for the year ended December 31, 1997.


Results of Operations.

Net Sales. The Company's net sales during the nine months ended September 30,1998 were $3,355,778, a increase of approximately 49% over net sales of$2,256,927 during the nine months ended September 30, 1997. At September 30,1998, the Company's customer base had grown to approximately 185,000, up from approximately 122,000 at September 30, 1997. As the Company responded to declining response rates in certain segments of its mail order operations and reduced certain of its advertising and direct mail programs, compared to the first nine months of 1997, sales generated from these segments correspondingly declined. The Company focused its primary efforts in 1998 on generating additional revenues from existing customers while continuing to grow the customer base. The average orders from new and existing customers were approximately $64 and $83 respectively, for the nine months ended September 30,1998, compared to average orders of approximately $63 from new customers and $76 from existing customers respectively for the nine months ended September 30, 1997. Total sales orders in the third quarter decreased due to a reduction in advertising dollars spent

Gross Profit. Cost of goods sold for the Company's products represented 15.9% and 14.1% of net sales for the nine months ended September 30, 1998 and 1997 respectively. The increase in the cost of goods as a percentage of net sales was due to an increase in wholesale orders. During the nine months ended September 30, 1998 and 1997,the Company recognized gross profits of $2,823,577 and $1,938,991, or 84.1% and 85.9% of net sales, respectively.

                                     9
Advertising Expense. During the nine months ended September 30, 1998,advertising expense increased to $1,510,419, compared to $1,459,594 for the same period last year. The increase reflects increased direct response TV advertising in the first nine months of 1998. Advertising expense increased in absolute dollars during the nine months ended September 30, 1998, but decreased as a percentage of net sales to 45% compared to 64.7% of net sales for the same period last year.

Selling Expense. During the nine months ended September 30, 1998, selling expenses increased to $1,113,475, compared to $938,721 for the same period in 1997, and decreased as a percentage of net sales to 33.2%, compared to 41.6%of net sales for the nine months ended September 30, 1997. The dollar increase is primarily due to a selective use of testing of Electronic In-House Marketing in the first nine months of 1998 compared to 1997. Also included in selling expense is amortization of production costs of $61,925 in 1998 and $71,907 in 1997

General and Administrative Expense. General and administrative expenses increased in absolute dollars to $530,886 for the first nine months of 1998,from $500,337 for the first nine months of 1997, due to an increase in accounting and stockholder relations costs. For the nine months ended September 30, 1998, general and administrative expenses represented 15.8% of net sales, decreasing from 22.2% for the nine months ended September 30, 1997.

Loss From Operations. The Company incurred losses from operations for the nine months ended September 30, 1998 of $258,975, compared to losses from operations of $893,375 during the nine months ended September 30, 1997. Losses during the first nine months of 1997 were mainly attributable to increases in advertising and selling costs in excess of revenues as the Company sought to aggressively expand its customer base, which trend continued into 1998. In the second quarter of 1998, the Company reacted to declining response rates from certain direct response programs targeted at new customers, by modifying its marketing strategy. The Company significantly reduced advertising and selling expenditures to attract additional customers and focused on efforts to generate additional revenue from existing customers with the result that losses incurred for the three months ended September 30, 1998 were smaller than losses incurred for the three months ended September 30, 1997.

Management has reviewed its internal software and hardware components and believes that the Company's systems are Year 2000 compliant. Management has also made inquiries ofits primary vendors as to the capabilities of their systems with respect to the Year 2000. At this time, it has not been conclusively determined that the systems of these vendors are Year 2000 compliant, however, based on recent discussions with the vendors, management believes the vendors will be fully capable of meeting the needs of the Company beyond the year 1999.


Liquidity and Capital Resources

In its initial public offering in February 1996, the Company raised net proceeds Of approximately $4.3 million after deduction of underwriting discounts and other expenses of the offering of $1.1 million. A large portion of the net proceeds to the Company was earmarked to finance expanded advertising, marketing and sales activities, with the balance available for use for other general corporate purposes to support the Company's ongoing operations, including general administrative costs and expenses.

At September 30, 1998, the Company had cash on hand of $1,397,207 down $196,775 from the December 31, 1997 amount of $1,593,819. The decrease was primarily the result of an increase in expenditures relating mainly to the development and testing of electronic in-home delivery of product advertising.

                                      10

The Company believes that the remaining proceeds from the offering will finance the Company's deficit at currently anticipated levels for a period of at least 12 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

                                       11

PART II  OTHER INFORMATION

Submission of matters to a vote of security holders

The Company held its 1998 Annual Meeting of Stockholders on July 28, 1998 in Los Angeles, California. One item was submitted to a vote of the stockholders:

The election of two directors to hold office for two year terms and until their respective successors are elected and have qualified. Both nominees were recommended by the Board of Directors, and both were elected. Set forth below are the results of the voting, for each director.



                                                For               Withheld
                                                ---               --------

              Cynthia A. Kolke                   1,377,037               1,000
              R. Bruce Stewart                   1,377,037               1,000



Item 3.  Exhibits and reports on Form 8-K

Exhibit 27, Financial Data Schedule                Page 14

                                      12
SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       WHITEWING LABS, INC.


Date:  November 12, 1998                      /s/    Cynthia Kolke
                                       ---------------------------
                                       Cynthia Kolke,
                                       President, Assistant Secretary
                                       and Director


                                      13