Form 10KSB
period 1998-12-31
WHITEWING LABS INC
filed 1999-03-24
CIK 1001260

                         U.S. Securities and Exchange Commission
                                 Washington, D.C. 20549

                                      FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenue for the year ended December 31, 1998 was $ 3,934,847.

    The aggregate market value of the voting stock held by non-affiliates as of February 26, 1999, computed by reference to the price at which the stock was sold, or the average closing bid and asked quotations of such stock, was $1,267,672.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                   PART I

Item 1.  Description of Business.

General
    Whitewing Labs, Inc. (the "Company" or "Whitewing") develops, seeks to acquire through license, markets and sells nutritional supplements for sale to the over age forty market primarily in the United States. This market is the fastest growing segment of the population and a segment for whom quality of life has become one of the most important issues associated with aging. Direct mail, magazine advertisements and electronic direct marketing of product advertising are the primary vehicles used by the Company to reach this expanding population segment. Utilizing formulations that include only herbs and other natural ingredients, the Company's products are intended to offer alternatives to conventional treatments for symptoms associated with the aging process. Customers confronted with concerns such as a lack of convenient transportation, unsafe shopping areas, and the loss of personal mobility, also enjoy the added benefit of ordering and receiving the Company's products in the comfort and security of their own homes.

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

    On February 14, 1996, the Company's Registration Statement on Form S-1 became effective under the Securities Act of 1933, pursuant to which the Company completed its initial public offering, selling 1,035,000 shares of Common Stock at $5.00 per share and 1,035,000 Common Stock purchase warrants ("Warrants") at $.20 per Warrant, generating aggregate net proceeds of approximately $4,270,000, after offering costs and underwriter discounts of $1,111,752. Two Warrants entitle the holder to purchase one share of the Company's Common Stock at a price of $3.00 (reduced from $7.00) during the three year period ending February 9, 2000 (extended from February 9, 1999), and may be redeemed by the Company under certain circumstances. See Item 5, "Market for Registrant's Common Stock and Related Stockholder Matters."


Market

    Census data indicates that the U.S. population includes more than 40 million men between the ages of 45 and 85. That number is projected to increase to 48 million by the year 2000. Women between the ages of 55 and 85 now number approximately 50 million, and are expected to number more than 54 million by the year 2000.

    Most adults approaching their 80's and 90's experience health disorders.
The U.S. Food and Drug Administration estimates that 80% of all men will eventually experience urination difficulty, increased frequency or urgency of urination or other prostate symptoms. Moreover, according to health experts, more than half of the men between the ages of 40 and 70 experience some degree of sexual impotence. All women experience menopause, although each woman experiences the transition to middle age individually with different degrees of the symptoms, which include dizziness, hot flashes and fatigue, experienced over varying time periods and at different ages.

    Management believes that the growth of the nutritional supplement industry is due primarily to heightened public awareness of the positive effects of vitamins and other nutritional supplements. Many individuals are now using nutritional supplements as a means of preventive health care. Retail sales of nutritional supplements increased from approximately $3.5 billion in 1991 to approximately $4.2 billion in 1993, as reported by The Overview of Nutritional Supplement Market prepared by the Council for Responsible Nutrition. Furthermore, industry trade sources estimated that worldwide sales of nutritional supplements were $4.7 billion in 1994 and $5.3 billion in 1995, respectively.

Marketing Strategy

    The Company's strategic marketing plan utilizes a two-pronged approach. The first approach (or "front-end" component) entails efforts to capture new customers from the target population through electronic in-home delivery of product advertising, direct mail and print advertising. Selection of airings for electronic media placements and mailing lists for direct mail, is based upon response rates to date. The Company determines which of the electronic media placements or mailing lists tested have the most potential for generating meaningful sales, and thus should be used on a more extensive basis. In addition, the Company has placed display advertisements in a variety of local and national magazines. Electronic in-home delivery of product advertising includes use of television and the internet. Direct mail advertising includes postcard inserts, tear sheets, holiday special mailers and the Journal of Natural Health "TM". During 1998, the Company reacted to declining response rates in certain segments of its mail order operations by reducing advertising and selling costs from $3,534,631 in 1997 to $2,969,774 in 1998. The strategy for 1999 involves a more rigorous selection process in identifying and implementing advertising programs designed to attract and retain new customers.

    The second part of the Company's approach, and the potentially more profitable element of its marketing strategy, involves generating repeat orders from existing customers, since the selling and advertising costs incurred in these orders are expected to continue to be considerably lower. Four mailings per year to its customer base are planned for the Company's in-house Journal of Natural Health "TM", which promotes products available from the Company. In addition, the Company offers two or three holiday sales per year. The Company's products are sold with an unconditional, money back guarantee which alleviates the basis for customer complaints. Product returns through December 31, 1998, have been less than 3% of sales.

Products

    The Company's two main products, which accounted for 48% and 32% respectively of the Company's total revenue for the year ended December 31, 1998, are:

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

    DIMI-OXIDE "TM": Formulated to protect the body against free-radical damage and associated tissue and cell destruction. A combination of antioxidant vitamins, minerals and herbs.
                                      3

    ENERG-EYES "TM": A nutritional supplement formulated to help protect vision and reduce free radical production. It includes minerals, plant extracts, amino acids and vitamins are designed to help protect the strength of the vascular and capillary walls that supply the eyes.

    EVENING GLOW "TM": Contains botanicals and nutrients formulated to boost the level of hormones that aid in sexual arousal with the intention of increasing the circulating levels of estrogen and testosterone.

    IMMUNE DEFENSE "TM": Combines important nutrients formulated to help the body's immune system combat viruses, bacteria, foreign proteins, yeasts and fungi. Immune Defense "TM" can increase immune system activity as well as strengthen the fundamental organs and glands involved in the body's immune response.

    OSTEO SAFE "R": Contains bone-supporting minerals, herbs and vitamins to help ensure healthy bones. Contains calcium, flaxseed, magnesium and other ingredients which help preserve bone mass.

    POWERMIND "TM": Helps improve concentration and cognition, enhance memory, sharpen the thinking process, and prevent deterioration of brain cells.
Includes vitamins, minerals, herbs, and amino acids that work to restore healthy neurotransmitter levels and optimize brain function.

    PRESSURE CONTROL "TM": Formulated from high quality herbal extracts, minerals and vitamins to promote the prevention of hypertension when used in conjunction with proper exercise and diet.

    PROPAUSE "R": Formulated to ease menopausal symptoms. Propause "R" works gently and naturally to help regulate hormonal imbalances, reduce hot flashes, improve mood, and increase energy level. A combination of selected vitamins and herbs.

    RESTPIRATION "TM": Formulated to alleviate the symptoms of asthma, hay fever, allergies, sinusitis and bronchitis by helping the body expel foreign organisms that cause irritation, inflammation and mucous production. Also provides support to the immune system, soothes inflamed sinus tissues and assists the adrenal glands.

    SLEEPSAFE "TM": Uses natural ingredients to help reduce the delay in sleep onset to help promote a natural, non-addictive restful sleep.

    VIM! "TM": Provides nutrients needed to create and sustain a high energy level. Consists of selected vitamins, minerals and herbs needed to maintain a feeling of well-being and physical stamina.

    VITAMIN AND MINERAL SYSTEM "TM": A nutrient mix that supports circulatory, immune, bone, joint and eye health, as well as men's and women's reproductive health.

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

    The following new product was developed during 1998:

    PROTRANS CREAM "TM": This is a natural Progesterone cream to be applied topically to help increase bone density.

    The Company is developing the following new products for introduction by the end of 1999:

    CIRC ELATION "TM": Formulated to help increase circulation to extremities - especially relevant to baby boomers and for diabetics.

    SKIN ELATION "TM" CREAM: This is a cream formulated to compliment Circ Elation "TM" to promote skin condition and improve circulation.

    All products are formulated with natural ingredients, and with no preservatives, synthetics, artificial colors, lactose, starch or sugar. The average price for a one month supply of any one of the current products is between $19.95 and $34.95.

    The Company markets a video entitled WHEN SOMEONE YOU LOVE IS AT RISK FOR PROSTATE DISEASE, developed to raise awareness about the prostate and prostate diseases, symptoms, diagnosis and prevention. The tape is sold for $19.95. The Company also has available two audio tapes, both thirty minutes in length. The first is for men: THE NATURAL PATH OF MEN'S HEALTH: PROSTATE CARE. The second is for women: PASSAGE TO YOUR SECOND LIFE: FLOURISHING AFTER MENOPAUSE. Each of these tapes is sold for $14.95.

Product Planning and Development

    The Company anticipates continuing to expand its product line. Product development begins with researching medical conditions that can be affected by herbal remedies utilizing completed current studies from recognized doctors, pharmacologists, scientists, and experts. When sufficient information is accumulated on a specific health problem, the Company summarizes the information and presents it to a number of experts in the nutritional field, including Dr. Charles Thomas, Ph.D., an independent consultant to the Company since its inception, who has formulated a number of nutritional products sold nationally by other companies. These experts work with the Company to develop formulas and compile substantiation for new products to be offered. In addition to its product development efforts, the Company intends to expand its product offerings by obtaining the right to market licensed products that complement the overall product line and are not currently offered via direct mail. For example, the Company is currently considering various cosmetic, hair care, and educational products with established brand names that could be marketed to its existing customer base.

Production, Order Procurement and Fulfillment

    The Company's nutritional products currently are produced by Vita Minerals, Inc., which also bottles and labels the products. Vita Minerals then ships them to an outside distribution center where order fulfillment is handled for the Company by an independent contractor. Although there is no long-term contract between the Company and Vita Minerals, with all purchases made pursuant to simple purchase orders, the Company does provide Vita Minerals with an advance quarterly forecast of the Company's product requirements that is used by Vita Minerals to procure sufficient quantities of herbs that have a limited growing season. Vita Minerals has manufactured drugs, as well as vitamins, for over 75 years, and its operations are subject to regulations of, and monitoring by, the U.S. Food and Drug Administration ("FDA"). Since the FDA does not monitor the operations of manufacturers who produce only vitamins, management believes that the Company's use of Vita Minerals for production, packaging and labeling significantly enhances controls on the quality of the Company's products. Vita Minerals is also regulated by, and holds a variety of licenses for drug and processed food manufacture issued by, various state and local regulatory authorities, including the State of California Department of Consumer Affairs and the County of Los Angeles.

    Although the Company does not engage in the manufacture of any of the Products it markets and sells, the Company could be exposed to product liability claims. The Company has not had any such claims to date. Although the Company maintains a limited amount of products liability insurance, additional insurance covering products sold by the Company is also provided by Vita Minerals. There can, however, be no assurance that the Company will not be subject to claims in the future or that available insurance coverage will be adequate.

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

    Outsourcing of production, order taking and order fulfillment to an outside company and three independent contractors respectively, potentially subjects the Company to concentration of supplier risk. In addition, substantially all printing is handled by an outside company and substantially all advertising placement including purchase of mailing lists for direct mail programs is handled by an outside service agency. Although these services are currently concentrated with a few key suppliers, management believes that other suppliers could provide similar services on comparable terms. A change in suppliers, however, could cause delay in manufacturing, shipping, advertising placements and implementation of direct mail programs and a possible loss of sales, which could affect operating results adversely.

Regulation

    The FDA and the Federal Trade Commission ("FTC") are the primary agencies that monitor the health care and direct marketing industries in the United States. Because nutritional supplements are classified as foods, they do not require FDA approval. However, product labeling and advertising copy must be within FDA established guidelines. FTC regulations also address advertising copy, fraud, and specific guidelines for shipping and refunds. The Company's promotional literature presents the effectiveness of ingredients contained in the formula, based on documented studies conducted by reputable independent health care professionals, along with testimonials from satisfied users of the products. In addition, the Company maintains a library of articles and studies cited in promotional materials as well as original letters from customers' testimonials.

    In November 1991, the FDA issued proposed regulations designed to, among other things, amend its food labeling regulations. The proposed regulations met with substantial opposition. In October 1994, the "Dietary Supplement Health and Education Act of 1994" (the "Dietary Supplement Law") was enacted. Section 11 of the Dietary Supplement Law provided that the advance notice of proposed rule making by the FDA concerning dietary supplements was null and void. FDA regulations that became effective on June 1, 1994, would require standard format nutrition labeling on dietary supplements. However, because the new Dietary Supplement Law also addresses labeling of dietary supplements, the FDA has indicated that it will not enforce its labeling regulations until March 23, 1999. In the interim, new regulations are expected to be proposed by the FDA. Because the FDA has not yet reconciled its existing regulations with the new Dietary Supplement Law, the Company cannot determine to what extent any changed or amended regulations will affect its business.

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

Competition

    The market for nutritional supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines and eroding profit margins, and changing customer preferences. The Company expects to continue to face substantial competition in its efforts to successfully capture a significant share of the over age forty market. There are a number of companies that currently offer competing products, and it can be expected that additional competing products will be introduced by other companies in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through direct response marketing, including multi-level distributors, specialty retail health and nutrition stores, drug stores and supermarkets. Many of the Company's existing and potential competitors have greater financial, marketing, distribution, and research capabilities than the Company. The performance of the Company will depend on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company attempts to differentiate itself from competitors by focusing on products formulated to meet the specific needs of a given population group and which contain only natural ingredients, and marketing these products directly to the Company's target age group.

Proprietary Rights

    The Company has received federal trademark registration for PROSTSAFE "R", SEXHILARATE "R", PROPAUSE "R", ARTHRIVIVE "R", ARTHRIVIVE "R" CREAM, and OSTEO SAFE "R", and intends to continue to seek trademark protection for a number of the brand names under which the Company's products are marketed. There can be no assurance that such protection will be obtained. The Company will be required to rely upon common law concepts of confidentiality and trade secret laws to protect its product formulations. There can be no assurance that the foregoing will protect the formulations or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such formulations, or that others will not be able to independently develop such formulations. In addition, each quarterly edition of the Journal of Natural Health "TM", which promotes products available from the Company, is copyrighted. International trademarks are being obtained as Whitewing enters foreign markets. European trademarks have already been filed and other country trademark applications are in progress.


Employees

    In addition to its President, the Company has a total of eight employees, four of whom are involved in general administration and four of whom are involved in customer service and order processing and reporting. The Company's success depends to a significant extent upon the continued service of its President, Cynthia Kolke. The loss of Ms. Kolke, who may terminate her services to the Company at any time, could have a material adverse effect on the Company. The Company maintains a $500,000 key-person insurance policy on the life of Ms. Kolke. The Company's success also depends on its ability to retain its key personnel, and on its ability to attract, retain, train and motivate additional highly skilled and dedicated employees. The Company is not a party to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent. From time to time, the Company may retain independent third parties to provide services on a contract, "as needed" basis.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

    None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Recent Market Prices

    The Company's Common Stock and Warrants have traded separately on the Nasdaq SmallCap Market under the symbols "WWLI" and "WWLI-W", respectively, since February 14, 1996. Prior to the Company's initial public offering there was no public market for the Company's securities. No assurance can be given that an active trading market for the Common Stock and Warrants will be sustained in the future. The market for the Company's Common Stock has experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the Company's industry and the investment markets generally, as well as economic conditions and quarterly variations in the Company's results of operations, have in the past, and may continue to adversely affect the market price of the Company's Common Stock. Although the Common Stock and Warrants currently are traded on the Nasdaq SmallCap Market, the Company does not currently meet all of the requirements for continued inclusion on Nasdaq, and, accordingly, there can be no assurance that such securities will remain eligible to be included on Nasdaq. In the event that the Company's securities were no longer eligible for quotation on Nasdaq, the securities could become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Penny stock generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or the Nasdaq system). Unless an exemption from the definition of a "penny stock" were available, any broker engaging in a transaction in the Company's Securities would be required to provide any customer with a risk disclosure document, disclosure of market conditions, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly accounts showing the market values of the Company's Securities held in the customer's account. The bid and offer quotation and compensation information would need to be provided prior to effecting the transaction and need to be contained on the customer's confirmation. The Company anticipates that a number of brokers might be unwilling to engage in transactions in the Company's securities because of the need to comply with the "penny stock" rules, thereby making it more difficult for holders of securities to dispose of their shares.

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

Common Stock                                 1997                   1998
                                         High      Low         High       Low
     First Quarter ended March 31,      $1-63/64  $1-3/16    $1-9/16    $14/16
     Second Quarter ended June 30,     $15/16    $21/32      $2          $1-5/16
     Third Quarter ended September 30,  $1-3/8    $1-1/4     $1-5/16     $9/16
     Fourth Quarter ended December 31, $13/16    $13/16         $7/8     $7/16

     Warrants

     First Quarter ended March 31,      $7/16     $9/32      $29/128     $1/32
     Second Quarter ended June 30,      $5/32     $1/8       $12/32      $1/8
     Third Quarter ended September 30,  $3/32     $3/32      $7/32       $1/8
     Fourth Quarter ended December 31,  $1/16     $1/32      $1/8        $1/16

    On February 26, 1999, the closing bid and asked quotations for the Common Stock, as reported on Nasdaq, were $ .75 and $ .75, respectively, per share. On that date, the closing bid and asked quotations for the Warrants, as reported on Nasdaq, were $ .0625 and $ .125 respectively, per Warrant.

Description of Securities

    The Company is authorized to issue up to 10,000,000 shares of Common Stock, $.001 par value, and 500,000 shares of preferred stock, $.001 par value. As of January 29, 1999, there were 506 holders of record of shares of the Company's Common Stock and 322 holders of record of Warrants, including shares and Warrants held in "street" or "nominee" names for an undetermined number of beneficial holders. Prior to the Company's public offering, shares of preferred stock were sold to raise equity capital. See Item 6, "Management's Discussion and Analysis, Liquidity and Capital Resources". In connection with the public offering, all of these shares were converted into Common Stock. No shares of preferred stock were outstanding as of January 29, 1999.

    Holders of the Company's Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders, and there is no cumulative voting for the election of directors to the Company's classified Board of Directors. Holders of the Company's Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of the Company, the holders of the Company's Common Stock will be entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of all debts and other liabilities. Holders of the Company's Common Stock have no preemptive, subscription, redemption or conversion rights.

    Shares of the Company's Preferred Stock may be issued from time to time in one or more series as may be determined by the Board of Directors. The voting powers and preferences, the relative rights of each series, and the qualifications, limitations and restrictions thereof may be established by the Board of Directors without any further vote or action by the Company's stockholders, except that no holder of Preferred Stock will have preemptive rights. Issuance of shares of the Company's Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has no present plan to issue any shares of its Preferred Stock in the foreseeable future.

    Since November 4, 1997 when the exercise price of the Warrants was reduced, the holder of two Warrants is entitled to purchase one share of the Company's Common Stock at a price of $3.00 (previously $7.00) per share during a three-year period ending on February 9, 1999. These warrants have been extended to expire on February 9, 2000. The Company may at any time and from time to time extend the term of the Warrants or reduce the exercise price of the Warrants. Unless exercised during the exercise period, the Warrants will expire automatically. The holders of Warrants as such, are not entitled to vote, to receive dividends or to exercise any of the rights of stockholders for any purpose. Since February 9, 1997, the Company has been entitled, at its discretion, to call all of the Warrants for redemption on 45 days prior written notice at a redemption price of $.05 per Warrant. However the Warrants cannot be called for redemption unless and until: (i) the closing bid price of the Company's Common Stock exceeds the exercise price of the Warrants by at least 50% during a period of at least 20 of the 30 trading days immediately preceding the notice of redemption; (ii) the Company has in effect a current registration statement covering the Common Stock issuable upon exercise of the Warrants; and
(iii) the expiration of the 45 day notice period is within the term of the Warrants. If the Company elects to exercise its redemption right, holders of Warrants may either exercise their Warrants, sell such Warrants in the market or tender their Warrants to the Company for redemption. Within five business days after the end of the 45 day period, the Company will mail a redemption check to each holder of a Warrant who holds unexercised Warrants as of the end of the 45 day period, whether or not such holder has surrendered the Warrant certificates for redemption. The Warrants may not be exercised after the end of such 45 day period.

    U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204-2991, is the appointed Transfer Agent and Registrar for the Common Stock and the Warrants, and the Warrant Agent under the Company's Warrant Agreement.

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

Rights to Acquire Shares

    As of February 28, 1999, a total of 534,185 shares of Common Stock have been reserved for issuance upon exercise of outstanding options granted under the Company's Stock Option Plan. All of these shares, together with the additional 465,815 shares available for the future grant of options under the Stock Option Plan, have been registered under the Securities Act. The exercise price of the outstanding options ranges between $0.089 and $5.00, with a weighted average exercise price of $.863 per share. In connection with the Company's initial public offering, the Representatives of the Underwriters acquired options to purchase up to 90,000 shares of Common Stock at $6.00 a share and 90,000 Warrants at $.24 a warrant in connection therewith (the "Representative's Securities"). The Representative's Securities expire after February 9, 2001. The Representatives were also granted certain registration rights with regards to the Representative's Securities which could result in substantial expense to the Company. During the terms of the outstanding options and the Representative's Securities, all of which expire on or before July 11, 2000, the holders thereof will have the opportunity to profit from an increase in the market price of the Company's Common Stock with resulting dilution in the interest of holders of Common Stock. The existence of such stock options and the Representative's Securities may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options can be expected to exercise or convert such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise or conversion of such options.


Dividend Policy

    The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the development and expansion of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward-Looking Statements

    Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of the financial statements of the Company set forth elsewhere herein and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

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

    The Company continued its plan of expanding its customer database during 1998 by exploring other direct response media such as electronic in-home delivery of product advertising. Utilizing a large portion of the net proceeds from its February 1996 initial public offering, the Company invested approximately $2,969,774 in selling and advertising expense in furtherance of this strategy during the year ended December 31, 1998. Although these expenditures have not started to produce comparable increases in revenue, the Company did report a decreased loss for the year. It is anticipated that the Company will continue to stress growth of the customer database over short-term profits; the Company's management believes potential net earnings will be driven by continued growth of the customer database.

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

    Sales of the Company's PROSTSAFE "R" product accounted for approximately 55% and 48% of net sales for the years ended December 31, 1997 and 1998, respectively. During 1998, SEXHILARATE "R" accounted for 32% of net sales. The Company anticipates that sales of PROSTSAFE "R" will continue to contribute a substantial portion of total revenues in subsequent periods. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition, particularly if not offset by growth in sales of SEXHILARATE "R" or other products. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective market or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which render the Company's products noncompetitive.

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

    The Company's operating results have in the past and may continue to vary significantly due to a variety of factors including changing customer profiles, the availability and cost of raw materials, the introduction of new products by the Company or its competitors, the timing of the Company's advertising and promotional campaigns, pricing pressures, general economic and industry conditions that affect customer demand, and other factors. It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will even be able to achieve or sustain profitability.

Selected Financial Data

    The following table sets forth for the periods indicated selected financial data for the Company. The selected statement of operations and balance sheet items which follow have been derived from the Company's audited financial statements and notes thereto included elsewhere herein. This information should be read in conjunction with the audited financial statements and related notes and the other financial information included elsewhere in this Form 10-KSB.



Statements of Operations Data:

                                                     Year ended December 31,
                                                   1997                 1998
Net sales                                     $   3,581,811        $ 3,934,847
Gross profit                                      3,057,314          3,290,024
Operating expenses:
   Selling and advertising expenses               3,534,631          2,969,774
   General and administrative expenses              656,668            681,014
   Total operating expenses                       4,191,299          3,650,788
Income (loss) from operations                    (1,133,986)          (360,764)
Other income, net                                   141,184             87,675
Income (loss) before provision
   for income taxes                                (992,802)          (273,089)
Income tax provision (benefit)                      (49,150)               850
Net income (loss)                             $    (943,652)      $   (273,939)


Net loss attributable
   to common shareholders                     $    (943,652)      $   (273,939)

Basic and diluted loss per common share       $       (0.33)      $      (0.09)

Weighted average number of
   common shares outstanding                      2,864,680          2,896,372


                                                     Year ended December 31,
Balance Sheet Data:                                1997                 1998

Working capital                               $   2,105,059      $   1,810,019
Total assets                                      2,215,393          1,952,349
Total liabilities                                    29,988             35,504
Shareholders' equity                              2,185,405          1,916,845


Results of Operations

    The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations.

Percentage of Net Sales

                                                   Year ended December 31,
                                               1996                        1997
Net sales                                    100%                       100%
Gross profit                                  85.4%                      83.6%
Selling and advertising expenses              98.7%                      75.5%
General and administrative expenses          (18.3%)                    (17.3%)
Loss before income taxes                     (27.7%)                     (6.9%)
Income Tax Benefit                            (1.4%)                      -
Net loss                                     (26.3%)                     (6.9%)


    Net Sales. Net sales increased in 1998 by 9.9% to $3,934,847 compared to $3,581,881 in 1997. The Company varied its efforts to attract new customers in 1998 and experienced growth from its existing customer base. The customer base grew to approximately 180,000 customers at December 31, 1998 from approximately 140,000 customers at December 31, 1997.

    Reorders from existing customers accounted for approximately 70% and 66% of net sales in 1997 and 1998, respectively.

    Gross Profit. Cost of goods sold for the Company's products represents only a small percentage of net sales. During the years ended December 31, 1997 and 1998, the Company generated gross profit of $3,057,314 and $3,290,024, respectively, or 85.4% and 83.6% of net sales, respectively. Although sales of Prostsafe "R" and Sexhilarate "R" represented approximately 48% and 32% of total sales, respectively, in 1998, sales of the Sexual Energy package (including Prostsafe "R" and Sexhilarate "R") which yield a significantly lower margin, also increased.

    Selling and Advertising Expense. During the year ended December 31, 1998, selling and advertising expense decreased by 12.3% to $2,969,774, representing 75.5% of net sales, compared to $3,534,631, or 98.7% of net sales, in 1997. This decrease resulted primarily from a shift away from print advertising towards other media such as electronic in-home delivery of product advertising as the Company sought more favorable response rates for the marketing dollar. In 1997 and 1998, advertising expense was $2,223,204 and $1,610,516, respectively, or 62.1% and 40.9% of net sales, respectively.

    Prepaid advertising at December 31, 1998, includes approximately $154,972 of costs related to the development of electronic in-home delivery of product advertising. The Company is expensing costs related to the development of electronic in-home delivery of product advertising over a period not to exceed the lesser of the revenue earning stream directly related to advertising or one year, whichever comes first.

    General and Administrative Expense. General and administrative expenses increased 3.7% to $681,014 or 17.3% of net sales for the year ended December 31, 1998 compared to $656,668 or 18.3% of net sales in 1997. The increase was primarily attributable to the retention by the Company of an investor relations firm for the first six months of 1998. Without this expense, general and administrative expense would have decreased 1.8% to 16.3% of net sales.

    Income (Loss) From Operations. During the year ended December 31, 1996 revenues remained relatively level despite substantial increases in advertising and selling costs. As a result the Company reported a loss from operations of $2,556,703. With the influx of capital following the public offering, the Company substantially increased its advertising and promotional expenditures in anticipation of incremental increases in revenue. Revenues commensurate with the increased advertising and selling costs did not materialize as anticipated. The Company believes, however, that it gained valuable market experience from the results of its product advertising programs in 1996 and 1997. The loss from operations for the year ended December 31, 1998 decreased to $360,764, primarily due to the changes in the marketing mix from all print advertising to a combination of print and electronic advertising. The losses over the year continued to reduce quarter by quarter. 1998 results include $45,000 in adjustments attributable to all four quarters of 1998. Had these adjustments been made in the appropriate periods, the fourth quarter would have been the Company's first profitable quarter since it went public.

Year 2000

    Management has reviewed its internal software and hardware components and believes that the Company's systems are Year 2000 compliant. Management has also made inquiries of its primary vendors as to the capabilities of their systems with respect to the Year 2000. At this time, it has not been conclusively determined that the systems of these vendors are Year 2000 compliant, however, based on recent discussions with the vendors, management believes the vendors will be capable of meeting the needs of the Company beyond the year 1999.


Liquidity and Capital Resources

    During the years ended December 31, 1997 and 1998, the Company's operations required cash of $961,752 and $161,427, respectively. As of December 31, 1998, the Company had cash and short-term investments on hand of $1,382,546. The Company has no commitments for placements of electronic in-home delivery of product advertising and magazine advertisements as of December 31, 1998.

    Management currently anticipates that the Company will generate sufficient cash flow, supplemented by the remaining balance of the net proceeds to the Company from its initial public offering, to finance the Company's operations at currently anticipated levels at least through the end of 1999. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources. In addition, management believes that the Company's growth can be accelerated by continuing to use the net proceeds of the offering to finance various marketing, advertising and promotional activities.

    The development and expansion of the Company's business that was financed using the net proceeds from the Company's initial public offering placed significant demands on the Company's infra-structure, and required the Company to hire additional personnel, to implement additional operating, manufacturing and financial controls, install additional reporting and management information systems for order processing, system monitoring, customer service and financial reporting, and otherwise to improve coordination between formulation, manufacturing, marketing, sales and finance functions. The Company's future operating results will depend on management's ability to manage future growth, and there can be no assurance that efforts to manage future growth will be successful. Management believes that the availability of proceeds from the Company's initial public offering may enhance the Company's ability to increase the scope of its business more rapidly by taking advantage of opportunities to acquire additional product offerings, or even complementary businesses, on a favorable basis. Although the Company is not currently a party to any agreement or understanding with respect to any prospective acquisition, it has explored and continues to evaluate possible opportunities to license or otherwise acquire the right to market products that complement the Company's product line.

    If circumstances indicate that the Company should endeavor to expand its business at a faster rate than that currently planned for, it is likely that the Company would attempt to raise additional capital to accelerate its growth. In all events, the Company's ability to continue operations beyond the year 2000 will depend upon its ability to generate a significant cash flow from its expanded operations. If sufficient cash flow is not being generated at the end of this period, the Company would be required to seek additional funds through equity, debt or other external financing. There can be no assurance that any additional capital resources which the Company may need will be available if and when required, or on terms that will be acceptable to the Company. If additional financing is required, or desired, the Company may be required to forego a substantial interest in its future revenues or dilute the equity interests of existing shareholders, and a change in the control of the Company could result.

    The Company initiated an open market stock repurchase program in July 1996 in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market. The Company acquired 17,600 shares of its common stock for $45,419 during 1996. The Company acquired an additional 23,850 shares of common stock for $31,487 in 1997 and future repurchases will depend on the Company's cash flow and on such other factors the Company deems relevant. Shares repurchased in 1996 and 1997 were retired by resolution of the Board of Directors.

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

    Effective as of November 11, 1997, the Company engaged Moss Adams LLP to audit the Company's financial statements beginning with the year ending December 31, 1997. At no time during the Company's two fiscal years ending December 31, 1996 nor during the subsequent interim period prior to engaging Moss Adam LLP did the Company, or anyone on its behalf, consult Moss Adams LLP regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that Moss Adams LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instruction of Regulation S-K) or was a reportable event (as described in paragraph 304(a)(1)(iv) of Regulation S-K).

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    The directors and executive officers of the Company are as follows:


    Name                Age       Positions
Cynthia Kolke           51        President, Assistant Secretary and Director

R. Bruce Stewart        61        Chairman of the Board, Secretary and Treasurer

Paul R. Ryan            53        Director

William D. Fox          61        Director


    Cynthia Kolke has 26 years experience in sales and marketing. From 1965 through 1986 she was employed in a number of capacities, including Director of Marketing, by The Service Bureau Corporation, a division of IBM which was sold to Control Data in 1973. Between 1986 and 1989, Ms. Kolke served as the Vice President of Sales for Light Signatures, and operated as an independent marketing consultant thereafter until she joined G.B Data Systems, Inc., a direct mail, nutritional supplement marketing company, in April 1990 as its Operations Manager. In July 1993, she left G.B. Data Systems, Inc. to co-found Whitewing Labs as its President, Assistant Secretary and as a director. She holds a Bachelor's degree in Marketing and Data Processing from the Detroit College of Business.

    R. Bruce Stewart, who served as Chairman, President and Chief Executive Officer of Acacia, the Company's largest shareholder and a publicly-held corporation, from 1993 to January 1997, devoted much of his time to the formation of Whitewing Labs and the development of its plan of operations. Mr. Stewart is currently Acacia's Chairman and Chief Financial Officer. From August 1977 to March 1991, Mr. Stewart served as President of Annandale Corporation, a financial consulting firm.

    Paul R. Ryan became a director of the Company in October 1996. He was Vice President of Capital Management and a director of Acacia since June 1995. He was elected President and Chief Executive Officer of Acacia in January 1997. He received a B.S. degree from Cornell University and attended New York University Graduate School of Business. Mr. Ryan was a general partner of the American Health Care Fund, L.P until 1993.

    William D. Fox has owned Classic Tire, an automotive repair and tire retailer since 1992. For the previous seven years, he conducted an independent management consulting business. He joined the Company's Board of Directors in February 1996, upon consummation of the Company's initial public offering. From 1963 through 1984, Mr. Fox held numerous positions with IBM and Control Data, including Branch Manager and Marketing Program Administrator. He graduated from Middlebury College with a B.A. degree in Political Science.

    The Company's Board of Directors has established an audit committee comprised of Mr. Stewart, Mr. Ryan and Mr. Fox, which meets periodically to consult with the Company's independent auditors concerning their engagement and audit plan, and concerning the auditor's report and management letter and, with the assistance of the independent auditors, monitors the adequacy of the Company's internal accounting controls. The Company's Board of Directors has established a compensation committee comprised of Mr. Stewart and Mr. Fox. The compensation committee, a committee of board members, met in July 1998 to review and determine the compensation of the Company's executive officers, adopt compensation policies and practices, and review and pass upon all transactions with affiliates and other persons having a material financial interest in the Company. The Board has not established a separate nominating committee.
Rather, all members of the Company's Board of Directors meet to nominate the individuals to be proposed by the Board of Directors for election as directors of the Company.

    Subject to the terms of applicable employment agreements, of which there currently are none, officers are appointed by and serve at the discretion of the Board of Directors. The Company's Certificate of Incorporation currently provide for a Board of Directors divided into two classes of directors serving staggered terms, with one-half of the total number of authorized directors

(currently four) to be elected at each annual meeting of the Company's stockholders to serve a 2-year term. No family relationships exist between any of the officers or directors of the Company. Terms for William D. Fox and Paul
R. Ryan expire in 1999. Terms for Cynthia Kolke and R. Bruce Stewart expire in 2000.


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

Item 10.  Executive Compensation.

    The following table summarizes the annual compensation paid by the Company during fiscal years ended December 31, 1997 and 1998 to the President of the Company. No other executive officer of the Company received an annual salary and bonus exceeding $100,000 during the year ended December 31, 1998.


    Summary Compensation Table
                                             Annual Compensation
Name and                                    Salary   Bonus  Other
Principal Position                    Year     $       $      $
Cynthia Kolke,                        1997    82,792  -       -
President, Assistant                  1998    91,400  -       -
Secretary and Director


The Company leases and pays the insurance on an automobile on Ms. Kolke's behalf at a cost of $9,948 in 1998.

    Each director of the Company who is not otherwise employed full-time by the Company or Acacia is paid $100 for each Board meeting attended. Directors are also reimbursed for their travel expenses incurred in attending Board or committee meetings. Directors have previously not been compensated for their attendance at Board meetings, except for reimbursement of travel expenses.

Stock Options

    The Company's 1993 Stock Option Plan, as amended (the "Stock Option Plan"), authorizes the granting of options to employees that are intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986 ("Incentive Stock Options"), as well as stock options that are not intended to so qualify ("Nonstatutory Options") which may be granted to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The Stock Option Plan, which is administered by the Board of Directors, currently covers an aggregate of 848,700 shares. The maximum term of a stock option granted under the Stock Option Plan is ten years, but if the optionee at the time of grant has voting power over more than 10% of the Company's Stock, the maximum term is five years. If an option granted expires or terminates, the shares subject to the unexercised portion of that option will become available for the grant of future options under the Stock Option Plan.
If an optionee terminates his or her service to the Company, the optionee may exercise only those option shares vested as of the date of termination and must effect such exercise within three months, although the Board of Directors may set a longer period for exercise of stock options. The Stock Option Plan may be amended at any time by the Board of Directors, although certain amendments would require stockholder approval. The Stock Option Plan will terminate in 2003 unless earlier terminated by the Board.

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

    As of February 28, 1999, options to purchase an aggregate of 420,500 shares of Common Stock, at prices ranging from $0.089 to $5.00 per share, under the Stock Option Plan were outstanding and held by a total of 4 officers, directors, employees and consultants, including options to purchase 247,500, 143,000, 15,000, and 15,000 shares granted to Ms. Kolke, Mr. Stewart, Mr. Ryan and Mr. Fox, respectively. No options were granted by the Company during the year ended December 31, 1998.

Option Values as of December 31, 1998

                           Number of Unexercised         Value of Unexercised
                                Options at             In-the-Money Options at
                            Fiscal Year-End (#)        Fiscal Year-End ($) (1)
Name                    Exercisable / Unexercisable Exercisable / Unexercisable
Cynthia Kolke             247,500   /    0              $0      /      $0

(1) Assumes that a share of Common Stock was valued at $.875 per share on December 31, 1998. Amounts reflected are based on this assumed price minus the exercise price.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1999, by (i) each director and executive officer of the Company, (ii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and (iii) all directors and executive officers of the Company as a group. Except as may be indicated in the footnotes to the table, each of such persons has sole voting and investment power with respect to the shares owned, subject to applicable community property laws. The address of each individual listed is in care of the Company, 15455 San Fernando Mission Boulevard, Suite 105, Mission Hills, California 91345.


                                                Shares Beneficially Owned*

                                              Number                   Percent
Acacia Research Corporation (1)
12 S. Raymond Ave., Ste. B
Pasadena, CA 91105                           789,709                    27.0%

R. Bruce Stewart (2)(3)                      960,709                    32.8%

Cynthia Kolke (3)                            262,500                     9.0%

Paul R. Ryan (2)(3)                          800,709                    27.4%

William D. Fox (3)                             9,000                      .003%

All directors and executive
officers as a group (4 persons) (2)(3)     1,235,209                    42.2%


* In calculating beneficial and percentage ownership, all shares of Common Stock which a named stockholder will have the right to acquire from February 28, 1999, upon exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. As of February 28, 1999, an aggregate of 2,925,438 shares of Common Stock were outstanding. Except as otherwise indicated in the footnotes to the table, this does not take into account currently exercisable stock options outstanding as of February 28, 1999 to purchase an aggregate of 518,690 shares, nor the Warrants outstanding as of February 28, 1999 to purchase up to 517,500 additional shares of Common Stock.

(1) Includes 267,250 shares held of record by Acacia as security for repayment of debts owed to Acacia by third parties.

(2) Includes in the case of each of Messrs. Stewart and Ryan all shares held of record by Acacia, of which they are directors, and executive officers.

(3) Includes shares issuable upon exercise of currently exercisable options, including 97,500 shares in the case of Mr. Stewart and 247,500 shares in the case of Ms. Kolke. Sixty percent of the options to purchase 15,000 shares granted to Mr. Fox became exercisable on February 9, 1999 and forty percent of the options to purchase 15,000 shares granted to Mr. Ryan became exercisable on October 17, 1998 and are therefore included.

Item 12.  Certain Relationships and Related Transactions.

    In April 1995, the Company invested $100,000 to purchase a limited partnership interest in Acacia Capital Partners, L.P., a California limited partnership formed by Acacia to manage investments using proprietary software models. Except as described below, all profits and losses of the partnership are allocated quarterly among the general partners and limited partners in proportion to their respective capital accounts as of the beginning of each quarter. The general partners are allocated on an annual basis (subject to certain exceptions) 20% of the amount by which profits of the partnership otherwise allocable to each of the limited partners in that year exceed losses allocated to the limited partners that have not been recouped. The general partners of this investment partnership are entitled to annual management fees payable by each limited partner in an amount equal to 1% of the value of that limited partner's capital account. Acacia will receive three-fourths, and the other general partner will receive one-fourth, of such fees. These management fees are payable quarterly in advance at the beginning of each quarter based on the net asset value of the limited partner's capital account on the first day of the quarter. The partnership also pays or reimburses the general partners for all costs and expenses incurred by or on behalf of the partnership, including all legal and accounting fees and expenses. Although the partnership is not obligated to reimburse the general partners for any of the general partners' own operating, general, administrative and overhead costs and expenses, some or all of these expenses may be paid by securities brokerage firms that execute securities trades for the partnership. On December 1, 1997 Whitewing withdrew its investment in Acacia Capital Partners, L.P.

    Management of the Company believes that the foregoing transactions were in the Company's best interests. As a matter of policy, all transactions between the Company and any of its executive officers, directors, or principal shareholders, or any of their affiliates, must be on terms that a majority of the independent, disinterested members of the Company's Board of Directors believe to be no less favorable to the Company than those that could have been obtained from an unaffiliated third party in an arm's length transaction.

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

(b)   Reports on Form 8-K


    (c)    Index to Financial Statements.

                                                                Page
Independent Auditors' Report                                    F-1

Balance Sheets as of December 31, 1998                          F-2

Statements of Operations for the years ended
   December 31, 1997 and 1998                                   F-3

Statements of Shareholders' Equity for the years ended
   December 31, 1997 and 1998                                   F-4

Statements of Cash Flows for the years ended
   December 31, 1997 and 1998                                   F-5

Notes to Financial Statements                                   F-6 - F-12


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

                                   Dated:  March 24, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/  R. Bruce Stewart     Chairman of the Board               March 24, 1999
R. Bruce Stewart            of Directors, Secretary
                            and Treasurer



  /s/  Cynthia Kolke        Director, Assistant                 March 24, 1999
Cynthia Kolke               Secretary



  /s/  Paul R. Ryan         Director                            March 24, 1999
Paul R. Ryan



  /s/  William D. Fox       Director                            March 24, 1999
William D. Fox

                           INDEPENDENT AUDITOR'S REPORT




To the Shareholders of Whitewing Labs, Inc.

We have audited the accompanying balance sheet of Whitewing Labs, Inc. as of December 31, 1998 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitewing Labs, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998 in conformity with generally accepted accounting principles.


                                      /s/  Moss Adams LLP
                                      MOSS ADAMS LLP



Los Angeles, California
January 20, 1999




















                                         F-1



                             WHITEWING LABS, INC.

                               BALANCE SHEETS

                              DECEMBER 31, 1998


                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $    93,521
   Short-term investments                                      1,289,025
   Inventories                                                    79,681
   Prepaid expenses
      Advertising                                                245,117
      Other                                                       70,181
   Other receivables                                              17,998
   Deferred income taxes                                          50,000
                                                             ___________
      Total current assets                                     1,845,523
                                                             ___________

EQUIPMENT:
   Furniture and fixtures                                        150,918
   Accumulated depreciation                                      (92,378)
                                                             ___________
                                                                  58,540
                                                             ___________

OTHER ASSETS
   Trademarks                                                    41,250
   Other                                                          7,036
                                                             ___________
                                                                 48,286
                                                             ___________

                                                             $1,952,349
                                                             ___________





The accompanying notes are an integral part of these financial statements




                                        F-2a


                               WHITEWING LABS, INC.

                                 BALANCE SHEETS

                                DECEMBER 31, 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES:
   Accounts payable                                             $     29,985
   Accrued liabilities                                                 5,519
                                                                 ___________
      Total current liabilities                                       35,504
                                                                 ___________


SHAREHOLDERS' EQUITY:
   Preferred Stock, $.001 par value:
      10% cumulative, 500,000 shares authorized;
      no shares issued and outstanding
   Common stock, $.001 par value:
      10,000,000 shares authorized; 2,925,438 shares
      issued and outstanding                                          2,925
   Paid-in capital                                                6,248,746
   Accumulated deficit                                           (4,334,826)
                                                                 __________

   Shareholders' equity                                           1,916,845
                                                                 __________

                                                                 $1,952,349
                                                                 ==========






The accompanying notes are an integral part of these financial statements




                                        F-2b

                                 WHITEWING LABS, INC.

                                STATEMENT OF OPERATIONS

                           YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                  1997                1998
NET SALES                                    $ 3,581,811          $ 3,934,847

COST OF GOODS SOLD                               524,497              644,823
                                              __________           __________
   Gross profit                                3,057,314            3,290,024
                                              __________           __________

OPERATING EXPENSES:
   Advertising                                 2,223,204            1,610,516
   Selling                                     1,311,427            1,359,258
   General and administrative                    656,668              681,014
                                              __________           __________
                                               4,191,299            3,650,788
                                              __________           __________
   Loss from operations                       (1,133,986)            (360,764)

OTHER INCOME, net                                141,184               87,675
                                              __________           __________
   Loss before income taxes                     (992,802)            (273,089)

INCOME TAX BENEFIT (PROVISION)                    49,150                 (850)
                                              __________           __________
NET LOSS                                    $  (943,652)         $   (273,939)
                                               =========           ==========

BASIC AND DILUTED LOSS PER COMMON SHARE     $      (0.33)        $      (0.09)
		=========	========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                  2,864,680            2,896,372
                                               =========           ==========


The accompanying notes are an integral part of these financial statements

                                      F-3

                             WHITEWING LABS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1997 AND 1998
                                   Common Stock              Treasury Stock
                                Shares       Amount       Shares       Amount

BALANCE, December 31, 1996      2,891,388  $   2,891      (17,600)  $(45,419)

  Exercise of stock options        15,000         15            -          -
  Repurchases of common stock           -          -      (23,850)   (31,487)
  Net loss                              -          -            -          -

                                _________  _________      _______   ________


BALANCE, December 31, 1997      2,906,388      2,906      (41,450)  (76,906)

   Retirement of treasury stock   (41,450)       (41)      41,450    76,906
   Exercise of stock options       60,500         60            -         -
   Net loss                             -          -            -         -

                                _________  _________      _______   ________

BALANCE, December 31, 1998     2,925,438 $     2,925            - $       -

                               =========  ==========      =======   ========




The accompanying notes are an integral part of these financial statements
                                      F-4a

                             WHITEWING LABS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1997 AND 1998
                                  Paid-In        Accumulated
                                  Capital           Deficit           Total

BALANCE, December 31, 1996       $6,318,977      $(3,117,235)      $3,159,214

  Exercise of stock options           1,315                -            1,330
  Repurchases of common stock             -                -          (31,487)
  Net loss                                -         (943,652)        (943,652)
                                 __________      ___________       __________

BALANCE, December 31, 1997        6,320,292       (4,060,887)      2,185,405

   Retirement of treasury stock     (76,865)               -               -
   Exercise of stock options          5,319                -           5,379
   Net loss                        (273,939)       (273,939)               -
                                 __________      ___________       __________

BALANCE, December 31, 1998       $6,248,746      $(4,334,826)     $1,916,845

                                 ==========      ===========      ==========




The accompanying notes are an integral part of these financial statements
                                      F-4b


                              WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                        1997         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (943,652)   $(273,939)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                     25,211       28,938
      Changes in assets and liabilities:
         Inventories                                    19,035       44,803
         Prepaid advertising                           104,540       29,438
         Other prepaid expenses                          8,827      (40,102)
         Other receivables                             (15,546)      44,152
         Deferred advertising                          182,061            -
         Deposits                                       (3,364)        (232)
         Accounts payable                             (277,664)      12,256
         Accrued liabilities                           (11,200)      (6,741)
         Deferred income taxes                         (50,000)           -
                                                    __________    _________
      Net cash used in operating activities           (961,752)    (161,427)
                                                    __________    _________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and fixtures                  (16,513)     (14,961)
   Development of trademarks                                 -      (40,224)
   Purchase of short-term investments, net          (1,221,240)     (67,785)
                                                    __________    _________
      Net cash used in investing activities         (1,237,753)    (122,970)
                                                    __________    _________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Return of investment in related-party partnership   100,000            -
   Payments to stockholder                             (22,190)           -
   Net proceeds from issuance of common stock
      upon exercise of options                           1,330        5,379
   Repurchases of common stock                         (31,487)           -
                                                    __________    _________

      Net cash provided by financing activities         47,653        5,379
                                                    __________    _________
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                (2,151,852)    (279,018)
                                                    __________    _________












                                      F-5a

CASH AND CASH EQUIVALENTS,
   Beginning of year                                 2,524,391      372,539
                                                    __________    _________

CASH AND CASH EQUIVALENTS,
   End of year                                     $   372,539   $   93,521
                                                    ==========    =========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
   Cash paid for income taxes                      $       800   $      850
   Cash paid for interest                                    -            -
                                                    ==========    =========



   The accompanying notes are an integral part of these financial statements










                                      F-5b

                                 WHITEWING LABS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 1998


1.    Summary of Operations and Organization and Business

Whitewing Labs, Inc. (the "Company") develops, seeks to acquire through license, markets and sells nutritional supplements for sale to the over age forty market primarily in the United States. Utilizing formulas that include only natural ingredients, the Company's products offer alternatives to conventional treatments for symptoms associated with the aging process.

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

     b.  Concentration of Risk

     Production, order taking and order fulfillment are outsourced to four independent contractors, which potentially subject the Company to a concentration of supplier risk. In addition, substantially all printing is handled by an outside company and substantially all advertising placement, including airing time for electronic in-home delivery of product advertising, is handled by outside service agencies. Although these services are currently concentrated with a few key suppliers, management believes that other suppliers could provide similar services and comparable terms. A change in suppliers, however, could cause delay in manufacturing, shipping, advertising placements and a possible loss of sales which could affect operating results adversely.

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

     Short-term investments consist of certificates of deposit with original maturities of greater than three months but less than one year which are readily convertible to cash.

     d.   Reclassification of Operating Expenses

     Reclassification of amounts within operating expenses were made to the 1997 income statement to conform with the 1998 classifications.

     e.  Inventories

     Inventories consist of finished goods and shipping supplies. Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market value.

     f.  Prepaid Advertising

     Electronic and printed materials comprise the main components of the Company's direct-response marketing efforts. Payments to vendors in advance of the run date are included in prepaid advertising. Respondents are logged into a customer database which indicates the source of each customer's response to the specific advertisement. Prepaid and deferred print advertising placements and mailings are amortized over the lesser of one year or the number of months in which the related direct responses are expected to be received. The Company evaluates the realizability of its direct-response advertising by comparing the carrying amount of prepaid and deferred advertising at each balance sheet date on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result from such advertising. Any excess carrying amount over probable remaining future revenues is reported as advertising expense in the current period. Newspaper and weekly publications are expensed in the month of issue. Magazines which are available prior to the middle of the month preceding the issue date are amortized over a three month period. Magazines which are available subsequent to the middle of the month preceding the issue date are amortized over a four month period. Costs to develop, edit, and reproduce infomercials and commercials for airing at local television stations nationwide are amortized over a period of twelve months or the estimated revenue earning stream, whichever is less. Prepaid advertising at December 31, 1998 includes approximately $154,972 of costs related to the development of infomercial advertising. Advertising expense was $2,223,204 and $1,610,516 for the years ended December 31, 1997 and 1998, respectively.

     g.  Furniture and Fixtures

     Furniture and fixtures are recorded at cost. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives which range from 3 to 7 years. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings.

     h.  Organization Costs and Trademarks

     Organization costs are capitalized and amortized using the straight-line method over a five-year period. Costs incurred to develop proprietary trademarks are capitalized and amortized using the straight-line method over a ten-year period.

     i.  Income Taxes

     The Company accounts for income taxes using the asset and liability method. Income taxes are further explained in Note 5.

     j.  Revenue Recognition

     Revenue is recorded at the time of shipment.

     k.  Earnings Per Share

     Basic earnings per share are calculated based on weighted average shares outstanding for the period without giving effect to outstanding common stock equivalents while diluted earnings per share considers the effect of common stock equivalents on weighted average shares outstanding. The common stock equivalents had no dilutive effect in 1997 or 1998.

     l.  Recently Issued Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". These pronouncements have been adopted however, neither has a material effect on the Company's financial statements. SFAS No. 132, "Employer's Disclosure About Pensions and Other Post-Retirement

     Benefits", SFAS No. 133, "Accounting for Hedging Activities", and SFAS No. 134, "Accounting for Mortgage-Backed Securities" have recently been issued but are not yet effective and are not expected to apply to the Company.

3.   Restricted Cash

By agreement with its credit card service organization, the Company is required to maintain a reserve cash account with a balance equal to an agreed upon percentage of the prior six months' gross sales volume for credit card transactions subject to chargeback and return ratios. As of December 31, 1998, $20,000 of cash reserved for this purpose is included in cash and cash equivalents in the accompanying balance sheet.

4.   Commitments and Contingencies

     a.  Lease


     The Company leases its office space under an operating lease agreement, expiring October 2002. The Company also leases an automobile under an operating lease, expiring May 2002. Future minimum lease payments at December 31, 1998 are:


                       1999                  $  48,377
                       2000                     49,645
                       2001                     52,366
                       2002                     55,250
                                              ________
                                              $205,638
                                              ========

Rent expense in 1997 and 1998 was approximately $41,500 and $43,750, respectively.

     b.  Service

     The Company has a fulfillment services agreement with Professional Marketing Associates, Inc. (PMA) effective through March 22, 1999, subject to automatic six month extensions, currently extended through March 22, 2000. Under the agreement, PMA acts as the Company's independent contractor for the purposes of order processing, warehousing and distribution of the Company's merchandise.

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

     In November 1991, the FDA issued proposed regulations designed to, among other things, amend its food labeling regulations. The proposed regulations met with substantial opposition. In October 1994, the "Dietary Supplement Health and Education Act of 1994" (the "Dietary Supplement Law") was enacted. Section 11 of the Dietary Supplement Law provided that the advance notice of proposed rule making by the FDA concerning dietary supplements was null and void. FDA regulations that became effective on June 1, 1994 would require standard format nutrition labeling on dietary supplements. However, because the new Dietary Supplement Law also addresses labeling of dietary supplements, the FDA has indicated that it will not enforce its labeling regulations until March 23, 1999. In the interim, new regulations are expected to be proposed by the FDA. Because the FDA has not yet reconciled its existing regulations with the new Dietary Supplement Law, the Company cannot determine to what extent any changed or amended regulations might affect its business, if at all.

     The Dietary Supplement Law did not affect the effectiveness of the FDA's health claims regulations. Those regulations prohibit any express or implied claims for dietary supplements unless such claims are approved in advance by the FDA through the promulgation of specific authorizing regulations. Such approvals are rarely provided by the FDA. Therefore, no claim may be made on a dietary supplement label or in printed sales literature "that expressly or by implication characterizes the relationship of any substance to a disease or health-related condition". The Company cannot determine what effect currently proposed FDA regulations, when and if promulgated, will have on its business in the future. Such regulations could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. In addition, the Company cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material effect on the Company.

     The Company has an ongoing compliance program with assistance from experienced FDA counsel regarding the nature and scope of food and drug legal matters affecting the Company's business and products. The Company is unaware of any legal actions pending or threatened by the FDA or any other governmental authority against the Company.

5.  Income Taxes

The asset and liability method requires the Company to provide income taxes for the tax effect of temporary differences in recognizing certain income and expenses for financial statement and income tax purposes.

The provision for income taxes is comprised of $850 minimum franchise taxes payable for state income taxes in each year presented, net of a deferred tax benefit of $50,000 in 1997.

At December 31, 1998, the Company had net operating loss "NOL" carryforwards of approximately $4,300,000 for Federal income tax purposes available to reduce future Federal taxable income through 2013. Approximately $1,900,000 and $600,000 are available to reduce future state taxable income in California and Arizona, respectively. State NOL carryforwards also expire through 2013. The Company had approximately $1,000,000 of NOL carryovers ("pre-change NOLs") for federal tax return purposes at December 31, 1995. During 1995, the Company's additional issuance of common stock to third parties and the existence of cumulative convertible preferred stock held by third parties caused a "change of ownership" of the Company pursuant to Section 382 of the Internal Revenue Code. As a result of the ownership change, the Company's ability to utilize pre-change NOL carryovers is limited to approximately $400,000 per year.

A reconciliation of statutory tax rates to the reported effective income tax rates for 1997 and 1998 are:

                                               1997           1998
                                               -------       --------

Statutory rate
   Federal                                    (34.0)%        (34.0)%
   State, net of Federal benefit               (6.1)          (5.8)

Change in tax asset valuation allowance        42.5           38.5

Other                                           2.6            1.0
                                               ____          _____
                                                5.0%           0.3%
                                               ====          =====


Temporary differences and carryforwards as of December 31, 1998 which give rise to the net deferred tax asset are as follows:

   Deferred tax assets:
      Federal net operating loss carryforwards                 $1,462,000
      State net operating loss carryforwards-California           111,000
      State net operating loss carryforwards-Arizona               36,000

      Other                                                         2,000



      Less - Valuation allowance                               (1,505,000)
                                                                _________
          Total deferred tax assets                               106,000
                                                                _________

   Deferred tax liabilities:
      Prepaid advertising                                         (49,000)
      Accumulated depreciation and amortization                    (7,000)
                                                                _________
   Total deferred tax liabilities                                 (56,000)
                                                                _________
   Net deferred tax asset                                     $    50,000
                                                              ===========


7.  Stock Option Plan

     a.  Qualified Stock Options

     The Company maintains a qualified stock option plan (the Plan) for officers and key employees. Under the terms of the Plan, incentive stock options may be granted with the exercise price established at the prevailing market price of the stock at the date of grant. A number of shares not to exceed 20% of the outstanding common shares of the Company were reserved for issuance under the terms of the Plan. The options generally vest and become exercisable at the date of the grant and expire five years from the date of grant, subject to employee termination. Upon termination of employment, individuals have three months from their termination date to exercise their options, at which time any unexercised options expire.

     b.  Nonqualified Stock Options

     Under the terms of a nonqualified stock option plan, options are granted at the prevailing market price of the stock and generally vest and become exercisable at the date of the grant. Options expire ten years from the date of grant, subject to the continuation of each person's employment or consulting relationship with the Company. Upon termination of relations with the Company, option holders have three months from their termination date to exercise their options.

     c.  Options Granted

     The following is a summary of qualified and nonqualified options for the years ended December 31, 1997 and 1998:

                                                             Number of Options
Qualified Options:                            Exercise       Granted     Vested

Balance, December 31, 1996                  $0.089          143,000     143,000
   Granted                                   -                    -           -
   Exercised                                 -                    -           -
   Expired                                   -                    -           -
                                            ______          _______     _______

Balance, December 31, 1997                  $0.089          143,000     143,000
   Granted                                   -                    -           -
   Exercised                                 0.089          (45,500)    (45,500)
   Expired                                   -                    -           -
                                            ______          _______     _______
Balance, December 31, 1998                  $0.089           97,500      97,500
                                            ======          =======     =======



Nonqualified Options:

Balance, December 31, 1996                  $0.089 - 5.00   378,685     293,688
   Granted                                  $1.25            22,500           -
   Exercised                                $0.089          (15,000)    (15,000)
   Expired                                  $1.25           (25,000)          -
                                            ______         ________     _______

Balance, December 31, 1997                  $0.089 - 5.00   361,185     278,688
	Granted                               $1.00 - 1.25     30,000           -
	Exercised                             $0.089          (15,000)    (15,000)
	Expired                                -                    -           -
                                            ______         ________     _______

Balance, December 31, 1998                  $0.089 - 5.00   376,185     263,688
                                            ======          =======     =======


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

                                                        1997           1998
                                                    ------------    ----------
Net loss                              As Reported   $  (943,652)    $ (273,939)
                                      Pro Forma     $(1,060,281)    $ (290,000)

Basic and diluted earnings per share: As Reported   $     (0.33)    $    (0.09)
                                      Pro Forma     $     (0.37)    $    (0.10)


The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for stock grants in 1997 and 1998: risk-free interest rate of 5.2%, no expected dividend yield; expected lives of 7 years; expected volatility of approximately 124% based on fluctuations in recent stock prices.

8.   Capitalization

     a.  Warrants and Stock Options

     In conjunction with its initial public offering in February 1996, the Company issued 1,035,000 common stock purchase warrants at $0.20 per share which had to be purchased together on the basis of one share of common stock and one warrant, but tradable separately thereafter. The holder of two warrants is entitled to purchase one share of the Company's Common stock at $3.00 per share prior to February 9, 2000. The warrants may be redeemed by the Company under certain circumstances. In connection with the Company's initial public offering, the representatives of the underwriters acquired 90,000 warrants. As of December 31, 1998, no warrants have been exercised.

     In conjunction with the initial public offering in February 1996, the Company granted 90,000 options to the representatives of the underwriters at an exercise price of $6.00. The options became exercisable on February 9, 1997, and expire on February 9, 2001.

     b.  Stock Repurchase

     Prior to 1997, the Company acquired 17,600 shares of its common stock for $45,419 in connection with a stock repurchase program in which up to 200,000 shares of the Company's common stock may be acquired in the open market. During 1997, the Company repurchased 23,850 shares for $31,487.
     No shares were purchased in 1998. By resolution of the Board of Directors, the shares previously held in treasury, were retired.

9.   Operating Segments

     The Company's products comprise a single operating segment. Sales are made to a large number of customers throughout the United States. Sales of two of the Company's products comprised 80% of total sales in 1997 and 1998.

10.  Related Party Transactions

     During 1997 the Company withdrew its investment in Acacia Capital Partners, L.P. The investment was originally purchased in 1995. Acacia Capital Partners, L.P. owns approximately 27% of the Company's outstanding common stock.
                                      F-12