Form 10QSB
period 1999-03-31
WHITEWING LABS INC
filed 1999-05-13
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB

                                (Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

                                   OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

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

The number of shares of common stock outstanding as of April 30, 1999 was 2,925,438.

                                   WHITEWING LABS, INC.

                     FORM 10-QSB FOR QUARTER ENDED MARCH 31, 1999

                                    TABLE OF CONTENTS




                                                                            Page
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Balance Sheets at December 31, 1998 and March 31, 1999            3

            Statements of Operations for the Three Months Ended
                March 31, 1998 and 1999                                       5

            Statements of Cash Flows for the Three Months Ended
                March 31, 1998 and 1999                                       6

            Notes to the Financial Statements                                 7

Item 2.     Management's Discussion and Analysis of Results
                of Operations and Financial Condition                         9

SIGNATURE PAGE                                                               11

Exhibit 27  Financial Data Schedule                                          12


                                    WHITEWING LABS, INC.

                                      BALANCE SHEETS

                           DECEMBER 31, 1998 AND MARCH 31, 1999

                                          ASSETS



                                                    December 31,       March 31,
                                                        1998             1999
                                                    ____________    ___________
                                                                    (Unaudited)
      CURRENT ASSETS:
         Cash and cash equivalents                  $     93,521    $   73,895
         Short-term investments                        1,289,025     1,188,235
         Inventories                                      79,681       155,372
         Prepaid advertising                             245,117       276,476
         Other prepaid expenses                           70,181        82,383
         Other receivables                                17,998        33,368
         Deferred taxes                                   50,000        50,000
                                                    ____________    ___________

            Total current assets                       1,845,523     1,859,729

      EQUIPMENT:
         Furniture and fixtures                          150,918       161,379
         Less--accumulated depreciation                  (92,378)      (99,928)
                                                    ____________    ___________

                                                          58,540        61,451
                                                    ____________    ___________

      OTHER ASSETS:
                                                          48,286        48,799
                                                    ____________    ___________

      TOTAL ASSETS                                  $  1,952,349  $  1,969,979

                                                     ===========   ===========


See accompanying notes


                              WHITEWING LABS, INC.

                                BALANCE SHEETS

                     DECEMBER 31, 1998 AND MARCH 31, 1999

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                             December 31,            March 31,
                                                1998                   1999
                                             ____________          ___________
                                                                   (Unaudited)

      CURRENT LIABILITIES:
         Accounts payable                    $     29,985          $   160,227
         Accrued liabilities                        5,519                5,000
                                            ____________          ____________

            Total current liabilities              35,504              165,227
                                            ____________          ____________

	SHAREHOLDERS' EQUITY:

            Common stock, $.001 par value:
            10,000,000 shares authorized;
            2,925,438 shares
            issued and outstanding                 2,925                 2,925
            Paid-in capital                    6,248,746             6,248,746
            Accumulated deficit               (4,334,826)           (4,446,919)
                                            ____________          ____________

            Shareholders' equity               1,916,845             1,804,752
                                            ____________          ____________

                                            $  1,952,349          $  1,969,979
                                            ============          ============

                              See accompanying notes


                               WHITEWING LABS, INC.

                              STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                 (UNAUDITED)


                                                1998                   1999
                                            ____________          ____________
      NET SALES                             $  1,621,312          $    457,372

      COST OF GOODS SOLD                         234,435                71,349
                                            ____________          ____________

         Gross profit                          1,386,877               386,023

      OPERATING EXPENSES
         Advertising                             791,274               139,662
         Selling                                 457,961               223,449
         General and administrative              187,670               152,771
                                            ____________          ____________

                                               1,436,905               515,882
                                            ____________          ____________

                                                 (50,028)             (129,859)

      OTHER INCOME                                26,388                17,766
                                            ____________          ____________
         Loss before income taxes                (23,640)             (112,093)

	PROVISION FOR INCOME TAXES                       -                     -
                                            ____________          ____________

         NET LOSS                            $   (23,640)          $  (112,093)
                                            ============          ============

      BASIC AND DILUTED
      LOSS PER COMMON SHARE                  $     (0.01)          $     (0.04)
                                            ============          ============
      WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                2,864,938             2,925,438
                                            ============          ============

                             See accompanying notes

                               WHITEWING LABS, INC.

                             STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                  (UNAUDITED)



                                                1998                   1999
                                            ____________          ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                               $    (23,640)        $    (112,093)
        Adjustments to reconcile net loss
           to net cash flows from operating
           activities
              Depreciation and amortization        7,105                 7,549
              Changes in assets and liabilities:
                 Inventories                      30,594               (75,691)
                 Prepaid advertising              88,777               (31,359)
                 Other prepaid expenses          (65,310)              (12,202)
                 Other receivables                (5,992)              (15,370)
                 Deferred advertising                  -                     -
                 Other deposits                   (8,233)                 (513)
                 Accounts payable                 25,603               130,242
                 Accrued liabilities              (3,168)                 (519)
                                            ____________          ____________

     Net cash provided (used) by
        operating activities                      45,776              (109,956)
                                            ____________          ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and fixtures              (595)              (10,461)
   Sale (purchase) of short-term investment, net  (8,588)              100,790
                                            ____________          ____________

   Net cash provided (used) by
      investing activities                        (9,183)               90,330
                                            ____________          ____________

NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                   36,593               (19,621)

CASH AND CASH EQUIVALENTS, beginning of period   372,539                93,521
                                            ____________          ____________

CASH AND CASH EQUIVALENTS, end of period     $   409,132          $     73,895
                                            ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes                  $          -          $          -
                                            ============          ============

   Cash paid for interest                   $          -          $          -
                                            ============          ============

                              See accompanying notes

                               WHITEWING LABS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                  (Unaudited)


1.    Summary of Significant Accounting Policies

    a.  Basis of Presentation

    In the opinion of management and subject to year-end audit, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

    b.  Prepaid and Deferred Advertising

    Prepaid advertising includes $139,959 of costs related to the development of electronic in-home delivery of product advertising and journal costs totaling $136,517. The Company is obligated to pay related talent costs of 4 percent of gross profits from sales generated in 1999 for just the products covered by the ads. It is management's intention to expense the costs related to the development of electronic in-home delivery of product advertising over a period not to exceed the lesser of the revenue earning stream directly related to the electronic in-home delivery of product advertising or one year. The Company expenses all other costs of non-print media as incurred.

2.    Loss Per Common Share

    For the three month periods ended March 31, 1998 and 1999, loss per common share was based on the historical weighted average number of shares outstanding. The diluted loss per share is not presented because the effect is anti-dilutive.

3.    Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities in the amount of $5,000 at March 31, 1998 and 1999.

4.    Advertising

    The Company had no commitments for magazine placements at March 31, 1999.

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

The Company's strategy for the development of its business is to stress growth of its customer base over short-term profits; management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. The Company has made several substantial investments including expansion of its product line to 27 products and increased advertising, resulting in an increase in the customer base from 160,000 at March 31, 1998 to over 183,000 at March 31, 1999. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the Company's flagship product, Prostsafe (R).

Sales of the Company's Prostsafe (R) accounted for approximately 50% of the Company's sales for the three months ended March 31, 1999, compared to approximately 53% of net sales for the three months ended March 31, 1998. The Company anticipates that sales of Prostsafe (R) will continue to contribute a substantial but continually decreasing percentage of total revenues in subsequent periods as the Company increases its emphasis on other products. Despite this fact, a decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition.

The markets for the Company's products are characterized by the Company's changing customer demand, short product life cycles, and frequent new product introductions. The Company's performance will depend in a large part on its ability to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective markets or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which adversely affect the Company's product marketshare.

It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be marginally profitable, the value of the Company's common stock, could be substantially diminished.

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

Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of these financial statements and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements. See the Company's annual 10KSB for the year ended December 31, 1998.


Results of Operations

Net Sales. The Company's net sales during the three months ended March 31, 1999 were $457,372, a decrease of approximately 71.8% over net sales of $1,621,312 during the three months ended March 31, 1998. At March 31, 1999, the Company's customer base had grown to approximately 183,000, up from approximately 160,000 at March 31, 1998. As the Company responded to declining response rates in certain segments of its mail order operations and reduced certain of its advertising and direct mail programs, compared to the first three months of 1998, sales generated from these segments correspondingly declined. The Company focused its primary efforts in the first quarter of 1999 on generating additional revenues from existing customers while continuing to grow the customer base. The average orders from new and existing customers were approximately $68 and $91 respectively, for the three months ended March 31, 1999, compared to average orders of approximately $68 from new customers and $84 from existing customers for the three months ended March 31, 1998. Total sales orders in the first quarter decreased primarily due to a reduction in advertising dollars spent. Losses during the first three months of 1999 were mainly attributable to reduced revenue as the Company granted the marketing rights for television to an international marketing firm for 90 days. The firm failed to perform any services under the agreement and, accordingly, we terminated the relationship March 31, 1999.

Gross Profit. Gross Profit was 84.5% and 85.6% net sales for the three months ended March 31, 1999 and 1998, respectively. The increase was due to an increase in wholesale orders and the Company's licensing of the "Bounce Back Chair", which has a lower profit margin than other products.

Advertising Expense. During the three months ended March 31, 1999, advertising expense decreased to $139,662 compared to $791,274 for the same period last year. The decrease reflects decreased direct response TV advertising in the first three months of 1999. Advertising expense decreased as a percentage of net sales to 30.5% compared to 48.8% of net sales for the same period last year.

Selling Expense. During the three months ended March 31, 1999, selling expenses decreased to $223,449, compared to $457,961 for the same period in 1998, but increased as a percentage of net sales to 48.9%, compared to 28.2% of net sales for the three months ended March 31, 1998. The percentage increase was primarily due to a selective use of testing of Electronic In-House Marketing in the first three months of 1999 compared to 1998.

General and Administrative Expense. General and administrative expenses decreased in absolute dollars to $152,771 for the first three months of 1999, from $187,670 for the first three months of 1998. For the three months ended March 31, 1999, general and administrative expenses represented 33.4% of net sales, increasing from 11.6% for the three months ended March 31, 1998. This increase was due to reduced revenue.

Loss From Operations. The Company incurred losses from operations for the three months ended March 31, 1999 of $112,093, compared to losses from operations of $23,640 during the three months ended March 31, 1998. Losses during the first three months of 1999 were mainly attributable to reduced revenue as the Company granted the marketing rights for television to an international marketing firm for 90 days. The firm failed to perform any services under the agreement and, accordingly, we terminated the relationship March 31, 1999.

The Company significantly reduced advertising and selling expenditures and focused on efforts to generate additional revenue from existing customers.


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

At March 31, 1999, the Company had cash and short-term investments on hand of $1,262,130 down $120,416 from the December 31, 1998 amount of $1,382,546. The decrease was primarily the result of some expenses coming due earlier in the year than previously. Also the new label law required us to increase inventory on hand, temporarily, while new product labels were being printed.

The Company believes that the remaining proceeds from the offering will finance the Company's deficit at currently anticipated levels for a period of at least 12 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

Other Matters

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

                                   WHITEWING LABS, INC.



                               By:            s/o/f          Cynthia Kolke
                                    ___________________________________________
                                    Cynthia Kolke
                                    President, Assistant Secretary and Director

                            Dated:  May 13, 1999

