Form 10QSB
period 1999-06-30
WHITEWING LABS INC
filed 1999-08-12
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

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

The number of shares of common stock outstanding as of June 18, 1999 was 2,925,438.

                                   WHITEWING LABS, INC.

                      FORM 10-QSB FOR QUARTER ENDED JUNE 30, 1999

                                   TABLE OF CONTENTS




                                                                           Page
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Balance Sheets at December 31, 1998 and June 30, 1999             3

            Statements of Operations for the Six Months Ended
               June 30, 1998 and 1999                                         5

            Statements of Cash Flows for the Six Months Ended
               June 30, 1998 and 1999                                         6

            Notes to the Financial Statements                                 7

Item 2.     Management's Discussion and Analysis of Results
               of Operations and Financial Condition                          9

SIGNATURE PAGE                                                               11

Exhibit 27  Financial Data Schedule                                          12


                               WHITEWING LABS, INC.

                                  BALANCE SHEETS

                       DECEMBER 31, 1998 AND JUNE 30, 1999

                                     ASSETS



                                                   December 31,     June 30,
                                                      1998            1999
                                                   ____________    ___________
                                                                   (Unaudited)

      CURRENT ASSETS:
         Cash and cash equivalents                 $     93,521	    $   102,782
         Short-term investments                       1,289,025      1,066,065
         Inventories                                     79,681         84,970
         Prepaid advertising                            245,117        177,055
         Other prepaid expenses                          70,181         62,918
         Other receivables                               17,998	         31,900
         Deferred taxes                                  50,000         50,000
                                                   ____________    ___________

            Total current assets                      1,845,523      1,575,690

      EQUIPMENT:
         Furniture and fixtures                         150,918        161,379
         Less--accumulated depreciation                 (92,378)      (108,058)
                                                   ____________    ___________

                                                         58,540         53,321
                                                   ____________    ___________

      OTHER ASSETS:
                                                         48,286         49,298
                                                   ____________    ___________

      TOTAL ASSETS                                 $  1,952,349   $  1,678,309
                                                    ===========    ===========


See accompanying notes


                               WHITEWING LABS, INC.

                                 BALANCE SHEETS

                      DECEMBER 31, 1998 AND JUNE 30, 1999

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                   December 31,      June 30,
                                                       1998           1999
                                                   ____________   ____________
                                                                   (Unaudited)

    CURRENT LIABILITIES:
       Accounts payable                            $     29,985   $     70,931
       Accrued liabilities                                5,519          5,961
                                                   ____________   ____________

       Total current liabilities                         35,504         76,892
                                                   ____________   ____________

    SHAREHOLDERS' EQUITY:

       Common stock, $.001 par value:
          10,000,000 shares authorized;
          2,925,438 shares
          issued and outstanding                          2,925          2,925
       Paid-in capital                                6,248,746      6,248,746
       Accumulated deficit                           (4,334,826)    (4,650,254)
                                                   ____________   ____________

       Shareholders' equity                           1,916,845      1,601,417
                                                   ____________   ____________

                                                   $  1,952,349   $  1,678,309
                                                    ===========    ===========

                              See accompanying notes


                              WHITEWING LABS, INC.

                            STATEMENTS OF OPERATIONS

               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (UNAUDITED)

                             Quarter ended June 30,   Six months ended June 30,
                                   1998       1999         1998        1999
                               ___________  _________  ___________  __________


   NET SALES	                   $ 1,102,113  $ 504,803  $ 2,728,425  $  962,175

   COST OF GOODS SOLD              204,443	     80,615      438,878     151,965
                               ___________  _________  ___________  __________

      Gross profit                 897,670    424,188    2,289,547     810,210

   OPERATING EXPENSES
      Advertising                  532,447    188,291    1,323,721     327,953
      Selling                      345,131    297,714      803,092     521,162
      General and administrative   169,245    161,931      361,915     314,702
                               ___________  _________  ___________  __________

                                 1,046,823    647,936    2,488,728   1,163,817
                               ___________  _________  ___________  __________

                                  (149,153)  (223,748)    (199,181)   (353,607)

   OTHER INCOME                     20,452     20,413       46,840      38,179
                               ___________  _________  ___________  __________
      Loss before income taxes    (128,701)  (203,335)    (152,341)   (315,428)

   PROVISION FOR INCOME TAXES          -            -            -           -
                               ___________  _________  ___________  __________

      NET LOSS                  $ (128,701) $(203,335)  $ (152,341) $ (315,428)
                                ==========  =========   ==========  ==========

   BASIC AND DILUTED
   LOSS PER COMMON SHARE	$            (0.04) $   (0.07)  $    (0.05) $    (0.11)
                                ==========  =========   ==========  ==========
   WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING  2,890,438	  2,925,438    2,877,758   2,925,438
                                ==========  =========   ==========  ==========

                             See accompanying notes

                              WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)



                                                             1998      1999
                                                         __________  __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(152,341) $ (315,428)
    Adjustments to reconcile net loss to net cash
       flows from operating activities
         Depreciation and amortization                      12,266      15,680
         Changes in assets and liabilities:
           Inventories                                      33,348      (5,289)
           Prepaid advertising                             (55,262)     68,062
           Other prepaid expenses                          (22,513)      7,263
           Other receivables                                12,930     (13,902)
           Other assets                                    (15,283)     (1,012)
           Accounts payable                                 24,080      40,946
           Accrued liabilities                                (948)        442
                                                       ___________  __________

  Net cash used by operating activities                   (163,723)   (203,238)
                                                       ___________  __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and fixtures                       (1,448)    (10,461)
  Sale of short-term investments                                 -     222,960
                                                       ___________  __________

  Net cash provided (used) by investing activities          (1,448)    212,499
                                                       ___________  __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock
    upon exercise of options                                 4,050           -
                                                       ___________  __________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (161,121)      9,261

CASH AND CASH EQUIVALENTS, beginning of period           1,593,779      93,521
                                                       ___________  __________

CASH AND CASH EQUIVALENTS, end of period              $  1,432,658  $  102,782
                                                      ============  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Income taxes                                        $          -  $        -
                                                      ============  ==========

  Interest                                            $          -  $        -
                                                      ============  ==========

                              See accompanying notes

                              WHITEWING LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


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

    b.  Prepaid and Deferred Advertising

    Prepaid advertising includes $109,589 of costs related to the development of electronic in-home delivery of product advertising and journal costs totaling $67,466. The Company is obligated to pay related talent costs of 4 percent of gross profits from sales generated in 1999 for just the products covered by the ads. It is management's intention to expense the costs related to the development of electronic in-home delivery of product advertising over a period not to exceed the lesser of the revenue earning stream directly related to the electronic in-home delivery of product advertising or one year. The Company expenses all other costs of non-print media as incurred.

2.  Loss Per Common Share

    For the six month periods ended June 30, 1998 and 1999, loss per common share was based on the historical weighted average number of shares outstanding. The diluted loss per share is not presented because the effect is anti-dilutive.

3.  Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities in the amount of $5,000 at June 30, 1998 and 1999.

4.  Advertising

    The Company had no commitments for magazine placements at June 30, 1999.

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

The Company's strategy for the development of its business is to stress growth of its customer base over short-term profits; management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. The Company has made several substantial investments including expansion of its product line to 27 products and increased advertising, resulting in an increase in the customer base from 179,000 at June 30, 1998 to over 200,000 at June 30, 1999. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the Company's flagship product, Prostsafe"R".

Sales of the Company's Prostsafe"R" accounted for approximately 50.4% of the Company's sales for the six months ended June 30, 1999, compared to approximately 47% of net sales for the six months ended June 30, 1998. The Company anticipates that sales of Prostsafe"R" will continue to contribute a substantial but decreasing percentage of total revenues in subsequent periods as the Company increases its emphasis on other products. Despite this fact, a decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition.

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

It can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, many of which the Company cannot control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability. Even if the Company's operations prove to be profitable, the value of the Company's common stock could be substantially diminished.

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


Results of Operations

Net Sales. The Company's net sales during the six months ended June 30, 1999 were $962,175, a decrease of 64.7% over net sales of $2,728,425 during the six months ended June 30, 1998. At June 30, 1999, the Company's customer base had grown to approximately 200,000, up from approximately 179,000 at June 30, 1998. As the Company responded to declining response rates in certain segments of its mail order operations and reduced certain of its advertising and direct mail programs, compared to the first six months of 1998, sales generated from these segments correspondingly declined. The Company focused its primary efforts in the first six months of 1999 on generating additional revenues from existing customers while continuing to grow the customer base. The average orders from new and existing customers were approximately $68 and $82 respectively, for the six months ended June 30, 1999, compared to average orders of approximately $64 from new customers and $83 from existing customers for the six months ended June 30, 1998. Total sales orders in the second quarter decreased primarily due to a reduction in advertising dollars spent. Losses during the first six months of 1999 were mainly attributable to reduced revenue as the Company granted the marketing rights for television to an international marketing firm for 90 days. The firm failed to perform any services under the agreement and, accordingly, we terminated the relationship March 31, 1999.

Gross Profit. Gross Profit was 84.2% and 83.9% of net sales for the six months ended June 30, 1999 and 1998, respectively.

Advertising Expense. During the six months ended June 30, 1999, advertising expense decreased to $327,953 compared to $1,323,721 for the same period last year. The decrease reflects decreased direct response TV advertising in the first six months of 1999. Advertising expense decreased as a percentage of net sales to 34.1% compared to 48.5% of net sales for the same period last year.

Selling Expense. During the six months ended June 30, 1999, selling expenses decreased to $521,162, compared to $803,092 for the same period in 1998, and increased as a percentage of net sales to 54.2%, compared to 29.4% of net sales for the six months ended June 30, 1998. The percentage increase was primarily due to a selective use of testing of Electronic In-House Marketing in the first six months of 1999 compared to 1998.

General and Administrative Expense. General and administrative expenses decreased in absolute dollars to $314,702 for the first six months of 1999, from $361,915 for the first six months of 1998. For the six months ended June 30, 1999, general and administrative expenses represented 32.7% of net sales, increasing from 13.3% for the six months ended June 30, 1998. The percentage increase was due primarily to reduced revenue.

Loss From Operations. The Company incurred losses from operations for the six months ended June 30, 1999 of $353,607, compared to losses from operations of $199,181 during the six months ended June 30, 1998. Losses during the first six months of 1999 were mainly attributable to reduced revenue as the Company granted the marketing rights for television to an international marketing firm for 90 days. The firm failed to perform any services under the agreement and, accordingly, we terminated the relationship March 31, 1999.

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

At June 30, 1999, the Company had cash and short-term investments on hand of $1,168,847 down $213,699 from the December 31, 1998 amount of $1,382,546. The decrease was primarily the result of some expenses coming due earlier in the year than previously.

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

                            Dated:  August 12, 1999

