Form 10QSB
period 1999-09-30
WHITEWING LABS INC
filed 1999-11-12
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

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

The number of shares of common stock outstanding as of October 18, 1999 was 2,925,439.

                                   WHITEWING LABS, INC.

                   FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 1999

                                   TABLE OF CONTENTS




                                                                           Page
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Balance Sheets at December 31, 1998 and September 30, 1999        3

            Statements of Operations for the Quarter and Nine Months Ended
               September 30, 1998 and 1999                                    5

            Statements of Cash Flows for the Nine Months Ended
               September 30, 1998 and 1999                                    6

            Notes to the Financial Statements                                 7

Item 2.     Management's Discussion and Analysis of Results
               of Operations and Financial Condition                          9

SIGNATURE PAGE                                                               11

Exhibit 27  Financial Data Schedule                                          12


                               WHITEWING LABS, INC.

                                  BALANCE SHEETS

                       DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

                                     ASSETS



                                                 December 31,    September 30,
                                                    1998             1999
                                                 ____________    ____________
                                                                  (Unaudited)

      CURRENT ASSETS:
         Cash and cash equivalents                $     93,521   $     72,076
         Short-term investments                      1,289,025        935,049
         Inventories                                    79,681         93,027
         Prepaid advertising                           245,117        146,948
         Other prepaid expenses                         70,181          8,282
         Other receivables                              17,998         19,918
         Deferred taxes                                 50,000         50,000
                                                  ____________    ___________

               Total current assets                  1,845,523      1,325,300

      EQUIPMENT:
         Furniture and fixtures                        150,918        161,379
         Less--accumulated depreciation                (92,378)      (116,188)
                                                  ____________    ___________
                                                        58,540         45,191
                                                  ____________    ___________


      OTHER ASSETS                                      48,286         48,192
                                                  ____________    ___________

      TOTAL ASSETS                                $  1,952,349   $  1,418,683
                                                   ===========    ===========


                              See accompanying notes


                               WHITEWING LABS, INC.

                                 BALANCE SHEETS

                      DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 December 31,    September 30,
                                                      1998           1999
                                                 ____________    _____________
                                                                  (Unaudited)

    CURRENT LIABILITIES:
       Accounts payable                          $     29,985    $     43,980
       Accrued liabilities                              5,519           5,756
                                                 ____________    ____________

       Total current liabilities                       35,504          49,736
                                                 ____________    ____________

    SHAREHOLDERS' EQUITY:

       Common stock, $.001 par value:
          10,000,000 shares authorized;
          2,925,438 shares
          issued and outstanding                        2,925           2,925
       Paid-in capital                              6,248,746       6,248,752
       Accumulated deficit                         (4,334,826)     (4,882,730)
                                                 ____________    ____________

       Shareholders' equity                         1,916,845       1,368,947
                                                 ____________    ____________

                                                 $  1,952,349    $  1,418,683
                                                 ===========      ===========

                              See accompanying notes


                              WHITEWING LABS, INC.

                            STATEMENTS OF OPERATIONS

      FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (UNAUDITED)

                                    Quarter ended         Nine months ended
                                    September 30,            September 30,
                                   1998       1999         1998        1999
                               ___________  _________  ___________  __________


   NET SALES                   $   629,481  $ 371,023  $ 3,355,778  $1,333,947

   COST OF GOODS SOLD               93,323     65,534      532,201     217,498
                               ___________  _________  ___________  __________

      Gross profit                 536,158    305,489    2,823,577   1,116,449

   OPERATING EXPENSES
      Advertising                  236,441    205,819    1,510,419     533,772
      Selling                      260,639    205,479    1,113,475     726,641
      General and administrative   171,098    144,042      530,886     458,744
                               ___________  _________  ___________  __________

                                   668,179    555,340    3,154,780   1,719,157
                               ___________  _________  ___________  __________

                                  (132,021)  (249,851)    (331,203)   (602,708)

   OTHER INCOME                     25,388     17,374       72,228      54,804
                               ___________  _________  ___________  __________
      Loss before income taxes    (106,633)  (232,477)    (258,975)   (547,904)

   PROVISION FOR INCOME TAXES            -          -            -           -
                               ___________  _________  ___________  __________

      NET LOSS                  $ (106,633) $(232,477) $  (258,975) $ (547,904)
                                ==========  =========   ==========  ==========

   BASIC AND DILUTED
   LOSS PER COMMON SHARE        $    (0.04) $   (0.08) $     (0.09) $    (0.19)
                                ==========  =========   ==========  ==========
   WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING  2,910,438  2,925,442    2,888,771   2,925,439
                                ==========  =========   ==========  ==========

                             See accompanying notes

                              WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)



                                                            1998      1999
                                                        __________  __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (258,975) $ (547,904)
    Adjustments to reconcile net loss to net cash
       flows from operating activities
         Depreciation and amortization                      21,440      23,810
         Changes in assets and liabilities:
           Inventories                                      46,032     (13,346)
           Prepaid advertising                              (2,905)     98,169
           Other prepaid expenses                           12,128      61,899
           Other receivables                                10,482      (1,920)
           Other assets                                    (13,647)         94
           Accounts payable                                  3,517      13,995
           Accrued liabilities                              (6,909)        237
                                                       ___________  __________

  Net cash used by operating activities                   (188,837)   (364,966)
                                                       ___________  __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and fixtures                      (11,785)    (10,461)
  Sale of short-term investments                                 -     353,976
                                                       ___________  __________

  Net cash provided (used) by investing activities         (11,785)    343,515
                                                       ___________  __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock
    upon exercise of options                                 4,050           6
                                                       ___________  __________

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (196,572)    (21,445)

CASH AND CASH EQUIVALENTS, beginning of period           1,593,779      93,521
                                                       ___________  __________

CASH AND CASH EQUIVALENTS, end of period              $ 1,397,207   $   72,076
                                                      ============  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Income taxes                                        $          -  $        -
                                                      ============  ==========

  Interest                                            $          -  $        -
                                                      ============  ==========

                              See accompanying notes

                              WHITEWING LABS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                SEPTEMBER 30, 1999
                                   (Unaudited)


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

	b.  Prepaid and Deferred Advertising

    Prepaid advertising includes $36,000 of costs related to the development of electronic in-home delivery of product advertising and journal costs totaling $47,990. The Company was obligated to pay related talent costs of 4 percent of gross profits from sales generated in 1999 for just the products covered by that ad. A new set of product development is underway. It is management's intention to expense the costs related to the development of electronic in-home delivery of product advertising over a period not to exceed the lesser of the revenue earning stream directly related to the electronic in-home delivery of product advertising or one year. The Company expenses all other costs of non-print media as incurred. The original product advertising development cost will be completely expensed by the end of calendar year 1999.

2.  Loss Per Common Share

    For the nine month periods ended September 30, 1998 and 1999, loss per common share was based on the historical weighted average number of shares outstanding. The diluted loss per share is not presented because the effect is anti-dilutive.

3.  Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities in the amount of $5,000 at September 30, 1998 and 1999.

4.  Advertising

    The Company had no commitments for magazine placements at September 30, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General

The Company formulates its business plans and strategies based on certain assumptions by the Company's management regarding the size of the market for nutritional supplements, the products which the Company will be able to offer to the over age forty market, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

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

The Company's strategy for the development of its business is to stress growth of its customer base over short-term profits; management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. The Company has made several substantial investments including expansion of its product line to 30 products and more targeted advertising, resulting in an increase in the customer base from 185,000 at September 30, 1998 to approximately 194,000 at September 30, 1999. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the Company's flagship product, Prostsafe "R".

Sales of the Company's Prostsafe "R" accounted for approximately 51.2% of the Company's sales for the nine months ended September 30, 1999, compared to approximately 44% of net sales for the nine months ended September 30, 1998. The Company anticipates that sales of Prostsafe "R" will continue to contribute a substantial but decreasing percentage of total revenues in subsequent periods as the Company increases its emphasis on other products. Despite this fact, a decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition.

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

Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of these financial statements and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements. See the Company's annual 10-KSB for the year ended December 31, 1998.


Results of Operations

Net Sales. The Company's net sales during the nine months ended September 30, 1999 were $1,333,947, a decrease of 60.3% over net sales of $3,355,778 during the nine months ended September 30, 1998. At September 30, 1999, the Company's customer base had grown to approximately 194,000, up from approximately 185,000 at September 30, 1998. As the Company responded to declining response rates in certain segments of its mail order operations and reduced certain of its advertising and direct mail programs, compared to the first nine months of 1998, sales generated from these segments correspondingly declined. The Company focused its primary efforts in the first nine months of 1999 on generating additional revenues from existing customers, with less emphasis on growing the customer base. The average orders from new and existing customers were approximately $68 and $84 respectively, for the nine months ended September 30, 1999, compared to average orders of approximately $64 from new customers and $83 from existing customers for the nine months ended September 30, 1998. Total sales orders in the third quarter decreased primarily due to a reduction in advertising dollars spent. Losses during the first nine months of 1999 were mainly attributable to reduced revenue as the Company started to experience increased competitive activity from large nutritional companies. Whitewing continued to decrease advertising with the least profitability.

Gross Profit. Gross Profit was 83.7% and 84.1% of net sales for the nine months ended September 30, 1999 and 1998, respectively.

Advertising Expense. During the nine months ended September 30, 1999, advertising expense decreased to $533,772 compared to $1,510,419 for the same period last year. The decrease reflects decreased direct response TV advertising in the first nine months of 1999. Advertising expense decreased as a percentage of net sales to 40.0% compared to 45.0% of net sales for the same period last year.

Selling Expense. During the nine months ended September 30, 1999, selling expenses decreased to $726,641, compared to $1,113,475 for the same period in 1998, and increased as a percentage of net sales to 54.5%, compared to 33.2% of net sales for the nine months ended September 30, 1998. The percentage increase was primarily due to a selective use of testing of Electronic In-House Marketing in the first nine months of 1999 compared to 1998.

General and Administrative Expense. General and administrative expenses decreased in absolute dollars to $458,744, the primary reason was cost cutting, for the first nine months of 1999, from $530,886 for the first nine months of 1998. For the nine months ended September 30, 1999, general and administrative expenses represented 34.4% of net sales, increasing from 15.8% for the nine months ended September 30, 1998. The percentage increase was due primarily to reduced revenue.

Loss From Operations. The Company incurred losses from operations for the nine months ended September 30, 1999 of $547,904, compared to losses from operations of $258,975 during the nine months ended September 30, 1998. Losses during the first nine months of 1999 were mainly attributable to reduced revenue as the Company started to experience increased competitive activity from large nutritional companies. Whitewing continued to decrease advertising with the least profitability.

The Company significantly reduced advertising and selling expenditures and focused on efforts to generate additional revenue from existing customers.

We still are witnessing a softness in the marketplace as reflected in the lower sales and the increased operating loss in the third quarter of 1999 which have continued into the fourth quarter of 1999. To meet this problem we are concentrating on gaining new distribution of our products. A major element will be to launch new and innovative products. Also, we are initiating a new advertising campaign to launch these products.


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

At September 30, 1999, the Company had cash and short-term investments on hand of $1,007,125 down $375,421 from the December 31, 1998 amount of $1,382,546.
The decrease was primarily the result of some expenses coming due earlier in the year than previously.

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

                            Dated:  November 10, 1999

