Form 10KSB
period 1999-12-31
WHITEWING LABS INC
filed 2000-03-28
CIK 1001260

                         U.S. Securities and Exchange Commission
                                 Washington, D.C. 20549

                                      FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenue for the year ended December 31, 1999 was $1,665,129.

    The aggregate market value of the voting stock held by non-affiliates as of February 25, 2000, computed by reference to the price at which the stock was sold, or the average closing bid and asked quotations of such stock, was $765,103.

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

Market

    Census data indicates that the U.S. population includes more than 40 million men between the ages of 45 and 85. That number is projected to increase to 54 million by the year 2002. Women between the ages of 55 and 85 now number approximately 63 million, and are expected to number more than 80 million by the year 2002.

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

    Management believes that the growth of the nutritional supplement industry is due primarily to heightened public awareness of the positive effects of vitamins and other nutritional supplements. Many individuals are now using nutritional supplements as a means of preventive health care. Retail sales of nutritional supplements reached a high of $13.86 billion in 1998 as reported in the Nutritional Business Journal. The factors driving the growth so far remain unchanged. Demographics of an aging population, the emergence of alternative medicine, the movement to self-directed health maintenance, a gradual accumulation of scientific evidence, a relatively permissive regulatory environment, the enhanced recognition, distribution and quality of supplements and natural products among consumers.

Marketing Strategy

    The Company's strategic marketing plan utilizes a two-pronged approach.
The first approach (or "front-end" component) entails efforts to capture new customers from the target population through electronic in-home delivery of product advertising, direct mail and print advertising. Selection of airings for electronic media placements and mailing lists for direct mail, is based upon response rates to date. The Company determines which of the electronic media placements or mailing lists tested have the most potential for generating meaningful sales, and thus should be used on a more extensive basis. In addition, the Company has placed display advertisements in a variety of local and national magazines. Electronic in-home delivery of product advertising includes use of television and the internet. Direct mail advertising includes postcard inserts, tear sheets, holiday special mailers and the Journal of Natural Health "TM". During 1999, the Company reacted to declining response rates in certain segments of its mail order operations by reducing advertising and selling costs from $2,969,774 in 1998 to $1,543,041 in 1999. The strategy for 2000 involves a more rigorous selection process in identifying and implementing advertising programs designed to attract and retain new customers.

    The second part of the Company's approach, and the potentially more profitable element of its marketing strategy, involves generating repeat orders from existing customers, since the selling and advertising costs incurred in these orders are expected to continue to be considerably lower. Four mailings per year to its customer base are planned for the Company's in-house Journal of Natural Health "TM", which promotes products available from the Company. In addition, the Company offers two or three holiday sales per year. The Company's products are sold with an unconditional, money back guarantee which alleviates the basis for customer complaints. Product returns through December 31, 1999, have been less than 3% of sales.

Products

    The Company's two main products, which accounted for 51% and 26% respectively of the Company's total revenue for the year ended December 31, 1999, are:

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

    Other products currently available from the Company include the following:

    ARTHRIVIVE "R": Addresses the internal problems that cause joint pain and discomfort. Arthrivive "R" contains natural anti-inflammatories that help to relieve arthritic pain, reduce stiffness and inflammation, and improve flexibility. Contains herbs, vitamins and minerals.

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

    POWER MIND "TM": Helps improve concentration and cognition, enhance memory, sharpen the thinking process, and prevent deterioration of brain cells. Includes vitamins, minerals, herbs, and amino acids that work to restore healthy neurotransmitter levels and optimize brain function.

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

    The following new products were developed during 1999:

    CIRC ELATION "TM": Formulated to help increase circulation to extremities - especially relevant to baby boomers and for diabetics.

    JOINT AIDE "TM": Formulated to support bone health and aid in reducing swellings and inflammation of joints.

    JOINT AIDE "TM" CREAM : This cream is formulated to compliment Joint Aide to relieve discomfort in joints.

    NZ GESTION "TM": Formulated to aid with the better utilization of foods eaten.

    SKIN ELATION "TM" CREAM : This is a cream formulated to compliment Circ Elation "TM" to promote skin condition and improve circulation.

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

Product Planning and Development

    The Company anticipates continuing to expand its product line. Product development begins with researching medical conditions that can be affected by herbal remedies utilizing completed current studies from recognized doctors, pharmacologists, scientists, and experts. When sufficient information is accumulated on a specific health problem, the Company summarizes the information and presents it to a number of experts in the nutritional field. These experts have formulated a number of nutritional products sold nationally by other companies. These experts work with the Company to develop formulas and compile substantiation for new products to be offered. In addition to its product development efforts, the Company intends to expand its product offerings by obtaining the right to market licensed products that complement the overall product line and are not currently offered via direct mail. For example, the Company is currently considering various cosmetic, hair care, and educational products with established brand names that could be marketed to its existing customer base.

Production, Order Procurement and Fulfillment

    The Company's nutritional products currently are produced by Vitaminerals, Inc., which also bottles and labels the products. Vitaminerals then ships them to an outside distribution center where order fulfillment is handled for the Company by an independent contractor. Although there is no long-term contract between the Company and Vitaminerals, with all purchases made pursuant to simple purchase orders, the Company does provide Vitaminerals with an advance quarterly forecast of the Company's product requirements that is used by Vitaminerals to procure sufficient quantities of herbs that have a limited growing season. Vitaminerals has manufactured drugs, as well as vitamins, for over 75 years, and its operations are subject to regulations of, and monitoring by, the U.S. Food and Drug Administration ("FDA"). Since the FDA does not monitor the operations of manufacturers who produce only vitamins, management believes that the Company's use of Vitaminerals for production, packaging and labeling significantly enhances controls on the quality of the Company's products. Vitaminerals is also regulated by, and holds a variety of licenses for drug and processed food manufacture issued by, various state and local regulatory authorities, including the State of California Department of Consumer Affairs and the County of Los Angeles.

    Although the Company does not engage in the manufacture of any of the products it markets and sells, the Company could be exposed to product liability claims. The Company has not had any such claims to date. Although the Company maintains a limited amount of products liability insurance, additional insurance covering products sold by the Company is also provided by Vitaminerals. There can, however, be no assurance that the Company will not be subject to claims in the future or that available insurance coverage will be adequate.

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

    Outsourcing of production, order taking and order fulfillment to an outside company and three independent contractors, potentially subjects the Company to concentration of supplier risk. In addition, substantially all printing is handled by an outside company and substantially all advertising placement including purchase of mailing lists for direct mail programs is handled by an outside service agency. Although these services are currently concentrated with a few key suppliers, management believes that other suppliers could provide similar services on comparable terms. A change in suppliers, however, could cause delay in manufacturing, shipping, advertising placements and implementation of direct mail programs and a possible loss of sales, which could affect operating results adversely.

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

    The FDA food labeling regulations went into effect during March 1999. All food products, including nutritional supplements had to conform to the new formats. The Company is in compliance with the new label law. All existing and new products utilize the new label formats.

    The FDA's health claims regulations include no claim may be made on a dietary supplement label or in printed sales literature, "that expressly or by implication characterizes the relationship of any substance to a disease or health-related condition." The Company cannot determine what effect currently proposed FDA regulations, when and if promulgated, will have on its business in the future. Such regulations could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. In addition, the Company cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material effect on the Company.

    The Company has an ongoing compliance program with assistance from outside consultants regarding the nature and scope of food and drug legal matters affecting the Company's business and products. The Company is unaware of any legal actions currently pending or threatened by the FDA or any other governmental authority against the Company.

Competition

    The market for nutritional supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines and eroding profit margins, and changing customer preferences. The Company expects to continue to face substantial competition in its efforts to successfully capture a significant share of the over age forty market. There are a number of companies that currently offer competing products, and it can be expected that additional competing products will be introduced by other companies in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through direct response marketing, including multi-level distributors, specialty retail health and nutrition stores, drug stores, supermarkets and the Internet. Many of the Company's existing and potential competitors have greater financial, marketing, distribution, and research capabilities than the Company. The performance of the Company will depend on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company attempts to differentiate itself from competitors by focusing on products formulated to meet the specific needs of a given population group and which contain only natural ingredients, and marketing these products directly to the Company's target age group.

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


Employees

    In addition to its President, the Company has a total of five employees, three of whom are involved in general administration and two of whom are involved in customer service and order processing and reporting. The Company's success depends to a significant extent upon the continued service of its President, Cynthia Kolke. The loss of Ms. Kolke, who may terminate her services to the Company at any time, could have a material adverse effect on the Company. The Company maintains a $500,000 key-person insurance policy on the life of Ms. Kolke. The Company's success also depends on its ability to retain its key personnel, and on its ability to attract, retain, train and motivate additional highly skilled and dedicated employees. The Company is not a party to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent. From time to time, the Company may retain independent third parties to provide services on a contract, "as needed" basis.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

    None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Recent Market Prices

    Since April 9, 1999, the Company's Common Stock and Warrants have traded separately on the Over-the-Counter Bulletin Board ("OTCBB"). Prior to April 9, 1999, the Company's Common Stock and Warrants traded on the Nasdaq SmallCap Market under the symbols "WWLI" and "WWLI-W", respectively, since February 14, 1996. No assurance can be given that an active trading market for the Common Stock and Warrants will be sustained in the future. The market for the Company's Common Stock has experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the Company's industry and the investment markets generally, as well as economic conditions and quarterly variations in the Company's results of operations, have in the past, and may continue to adversely affect the market price of the Company's Common Stock. The Company's securities are subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Penny stock generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or the Nasdaq system). Any broker engaging in a transaction in the Company's securities is required to provide any customer with a risk disclosure document, disclosure of market conditions, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly accounts showing the market values of the Company's securities held in the customer's account. The bid and offer quotation and compensation information needs to be provided prior to effecting the transaction and needs to be contained on the customer's confirmation.

    The following table sets forth the high and low closing bid quotations for a share of the Company's Common Stock as well as the high and low closing bid quotations for a Warrant, during the periods presented, as reported by Nasdaq and the OTCBB. Bid quotations represent high and low prices quoted between dealers, do not include commissions, mark-ups, or mark-downs, and may not represent actual transactions.

Common Stock                                 1998                   1999
                                         High      Low         High       Low
     First Quarter ended March 31,     $1-9/16     $7/8        $7/8       $1/2
     Second Quarter ended June 30,     $2          $1-5/16     $13/16     $1/4
     Third Quarter ended September 30, $1-5/16     $9/16       $17/32     $3/16
     Fourth Quarter ended December 31, $7/8        $7/16       $1/32      $1/64

     Warrants

     First Quarter ended March 31,     $29/128     $1/32       $1/8       $1/32
     Second Quarter ended June 30,     $3/8        $1/8        $3/32      $1/32
     Third Quarter ended September 30, $7/32       $1/8        $1/16      $1/32
     Fourth Quarter ended December 31, $1/8        $1/16       $1/32      $1/32

    On February 25, 2000, the closing bid and asked quotations for the Common Stock, as reported on the OTCBB, were $.45 and $.55, respectively, per share. On that date, the closing bid and asked quotations for the Warrants, as reported on OTCBB, were $.03 and $.125, respectively, per Warrant.

Description of Securities

    The Company is authorized to issue up to 10,000,000 shares of Common Stock, $.001 par value, and 500,000 shares of preferred stock, $.001 par value. As of January 12, 2000, there were 355 holders of record of shares of the Company's Common Stock and 226 holders of record of Warrants, including shares and Warrants held in "street" or "nominee" names for an undetermined number of beneficial holders. Prior to the Company's public offering, shares of preferred stock were sold to raise equity capital. See Item 6, "Management's Discussion and Analysis, Liquidity and Capital Resources". In connection with the public offering, all of these shares were converted into Common Stock. No shares of preferred stock were outstanding as of January 12, 2000.

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

    Since November 4, 1997 when the exercise price of the Warrants was reduced, the holder of two Warrants is entitled to purchase one share of the Company's Common Stock at a price of $3.00 (previously $7.00) per share during a three-year period ended on February 9, 1999. These warrants have been extended to expire on February 9, 2002. The Company may at any time and from time to time extend the term of the Warrants or reduce the exercise price of the Warrants. Unless exercised during the exercise period, the Warrants will expire automatically. The holders of Warrants as such, are not entitled to vote, to receive dividends or to exercise any of the rights of stockholders for any purpose. Since February 9, 1997, the Company has been entitled, at its discretion, to call all of the Warrants for redemption on 45 days prior written notice at a redemption price of $.05 per Warrant. However the Warrants cannot be called for redemption unless and until: (i) the closing bid price of the Company's Common Stock exceeds the exercise price of the Warrants by at least 50% during a period of at least 20 of the 30 trading days immediately preceding the notice of redemption; (ii) the Company has in effect a current registration statement covering the Common Stock issuable upon exercise of the Warrants; and
(iii) the expiration of the 45 day notice period is within the term of the Warrants. If the Company elects to exercise its redemption right, holders of Warrants may either exercise their Warrants, sell such Warrants in the market or tender their Warrants to the Company for redemption. Within five business days after the end of the 45 day period, the Company will mail a redemption check to each holder of a Warrant who holds unexercised Warrants as of the end of the 45 day period, whether or not such holder has surrendered the Warrant certificates for redemption. The Warrants may not be exercised after the end of such 45 day period.

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

Rights to Acquire Shares

    As of February 25, 1999, a total of 428,685 shares of Common Stock have been reserved for issuance upon exercise of outstanding options granted under the Company's Stock Option Plan. All of these shares, together with the additional 571,315 shares available for the future grant of options under the Stock Option Plan, have been registered under the Securities Act. The exercise price of the outstanding options ranges between $0.089 and $5.00, with a weighted average exercise price of $.863 per share. In connection with the Company's initial public offering, the Representatives of the Underwriters acquired options to purchase up to 90,000 shares of Common Stock at $6.00 a share and 90,000 Warrants at $.24 a warrant in connection therewith (the "Representative's Securities"). The Representative's Securities expire after February 9, 2001. The Representatives were also granted certain registration rights with regards to the Representative's Securities which could result in substantial expense to the Company. During the terms of the outstanding options and the Representative's Securities, all of which expire on or before July 11, 2000, the holders thereof will have the opportunity to profit from an increase in the market price of the Company's Common Stock with resulting dilution in the interest of holders of Common Stock. The existence of such stock options and the Representative's Securities may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options can be expected to exercise or convert such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise or conversion of such options.


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

    The Company continued its plan of expanding its customer database during 1999 by exploring other direct response media such as electronic in-home delivery of product advertising. Utilizing a large portion of the net proceeds from its February 1996 initial public offering, the Company invested approximately $1,543,041 in selling and advertising expense in furtherance of this strategy during the year ended December 31, 1999. These expenditures have not started to produce comparable increases in revenue. As a result, the Company reported a loss for the year. It is anticipated that the Company will continue to stress growth of the customer database over short-term profits; the Company's management believes potential net earnings will be driven by continued growth of the customer database.

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

    Sales of the Company's PROSTSAFE "R" product accounted for approximately 48% and 51% of net sales for the years ended December 31, 1998 and 1999, respectively. During 1999, SEXHILARATE "R" accounted for 26% of net sales.
The Company anticipates that sales of PROSTSAFE "R" will continue to contribute a substantial portion of total revenues in subsequent periods. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition, particularly if not offset by growth in sales of SEXHILARATE "R" or other products. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective market or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which render the Company's products noncompetitive.

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



Statements of Operations Data:

                                                     Year ended December 31,
                                                   1998                 1999
Net sales                                     $ 3,934,847          $ 1,665,129
Gross profit                                    3,290,024            1,379,214
Operating expenses:
   Selling and advertising expenses             2,969,774            1,543,041
   General and administrative expenses            681,014              598,314
   Total operating expenses                     3,650,788            2,141,355
Loss from operations                             (360,764)            (762,141)
Other income, net                                  87,675               73,245
Loss before provision
   for income taxes                              (273,089)            (688,896)
Income tax provision                                 (850)             (25,350)
Net loss                                      $  (273,939)            (714,246)

Net loss attributable
   to common shareholders                     $  (273,939)        $   (714,246)

Basic and diluted loss per common share       $     (0.09)        $       0.24)

Weighted average number of
   common shares outstanding                    2,896,372            2,925,440


                                                     Year ended December 31,
Balance Sheet Data:                                1998                 1999

Working capital                               $ 1,810,019         $ 1,113,599
Total assets                                    1,952,349           1,223,276
Total liabilities                                  35,504              20,671
Shareholders' equity                            1,916,845           1,202,605


Results of Operations

    The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations.

Percentage of Net Sales

                                                   Year ended December 31,
                                               1998                        1999
Net sales                                    100%                       100%
Gross profit                                  83.6%                      82.8%
Selling and advertising expenses              75.5%                      92.7%
General and administrative expenses           17.3%                      35.9%
Loss before income taxes                      (6.9%)                    (41.4%)
Income Tax Provision                           -                         (1.5%)
Net loss                                      (6.9%)                    (42.9%)


    Net Sales. Net sales decreased in 1999 by 57.6% to $1,665,129 compared to $3,934,847 in 1998. The Company varied its efforts to attract new customers in 1999 and experienced growth from its existing customer base. The customer base grew to approximately 185,000 customers at December 31, 1999 from approximately 180,000 customers at December 31, 1998. The decrease in sales is attributed to increased competitive offers. The Company believes many of its competitors' offers are at or below cost with many competitors showing annual losses in the millions and gross profits as low as 5%.

    Reorders from existing customers accounted for approximately 66% and 89% of net sales in 1998 and 1999, respectively.

    Gross Profit. Cost of goods sold for the Company's products represents only a small percentage of net sales. During the years ended December 31, 1998 and 1999, the Company generated gross profit of $3,290,024 and $1,379,214, respectively, or 83.6% and 82.8% of net sales, respectively. Although sales of Prostsafe "R" and Sexhilarate "R" represented approximately 51% and 26% of total sales, respectively, in 1999, sales of the Sexual Energy package (including Prostsafe "R" and Sexhilarate "R" which yield a significantly lower margin, also increased.

    Selling and Advertising Expense. During the year ended December 31, 1999, selling and advertising expense decreased by 48% to $1,543,041, representing 92.7% of net sales, compared to $2,969,774, or 75.5% of net sales, in 1998. This expense decrease resulted primarily from a shift away from print advertising towards other media such as electronic in-home delivery of product advertising as the Company sought more favorable response rates for the marketing dollar. In 1999 and 1998, advertising expense was $627,671 and $1,610,516, respectively, or 37.6% and 40.9% of net sales, respectively.

    Prepaid advertising at December 31, 1999, includes approximately $22,135 of costs related to the development of electronic in-home delivery of product advertising. The Company is expensing costs related to the development of electronic in-home delivery of product advertising over a period not to exceed the lesser of the revenue earning stream directly related to advertising or one year, whichever comes first.

    General and Administrative Expense. General and administrative expenses decreased 12.1% to $598,314 or 35.9% of net sales for the year ended December 31, 1999 compared to $681,014 or 17.3% of net sales in 1998.

    Income (Loss) From Operations. The loss from operations for the year ended December 31, 1999 increased to $714,246, primarily due to the competitive changes in the marketplace. These changes include competitors giving special offers like free replacement products, free delivery, $25.00 off your first order, etc.

Year 2000

    Management has reviewed its internal software and hardware components and believes that the Company's systems are Year 2000 compliant. Management has also made inquiries of its primary vendors as to the capabilities of their systems with respect to the Year 2000. At this time, it has been conclusively determined that the systems of these vendors are Year 2000 compliant, however, based on recent discussions with the vendors, management believes the vendors will be capable of meeting the needs of the Company beyond the year 1999. The Company did not experience any problems with the calendar change of the Year 2000.


Liquidity and Capital Resources

    During the years ended December 31, 1999 and 1998, the Company's operations required cash of $455,843 and $161,427, respectively. As of December 31, 1999, the Company had cash and short-term investments on hand of $913,285. The Company has no commitments for placements of electronic in-home delivery of product advertising and magazine advertisements as of December 31, 1999.

    Management currently anticipates that the Company will generate sufficient cash flow, supplemented by the remaining balance of the net proceeds to the Company from its initial public offering, to finance the Company's operations at currently anticipated levels at least through the end of 2000. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources. In addition, management believes that the Company's growth can be accelerated by continuing to use the net proceeds of the offering to finance various marketing, advertising and promotional activities.

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

    The Company's shares and warrants were delisted on April 9, 1999 from trading on the Nasdaq SmallCap and are now traded electronically on the Over-the-Counter Bulletin Board. This delisting has made it more difficult to effect trades and the Company's frequency of trades and trading volume have decreased significally since the delisting. The delisting has reduced the Company's visibility and will likely adversely effect the Company's ability to attract and obtain financing in the future because of the decreased liquidity of the Company's shares. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

    The Company initiated an open market stock repurchase program in July 1996 in which up to 200,000 shares or 7% of outstanding shares of the Company's common stock may be acquired in the open market. To date, the Company has repurchased and retired 41,450 shares. Future repurchases will depend on the Company's cash flow and on such other factors the Company deems relevant.

Item 7.  Financial Statements.

    The financial statements and supplemental data required by this Item are filed as exhibits hereto, as listed in the Index to Financial Statements included under Item 13(c) of Part IV below, and are incorporated herein by this reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    The directors and executive officers of the Company are as follows:


    Name                Age       Positions
Cynthia Kolke           52        President, Assistant Secretary and Director

R. Bruce Stewart        62        Chairman of the Board, Secretary and Treasurer

Paul R. Ryan            54        Director

William D. Fox          62        Director


    Cynthia Kolke has 26 years experience in sales and marketing. From 1965 through 1986 she was employed in a number of capacities, including Director of Marketing by The Service Bureau Corporation, a division of IBM which was sold to Control Data in 1973. Between 1986 and 1989, Ms. Kolke served as the Vice President of Sales for Light Signatures, and operated as an independent marketing consultant thereafter until she joined G.B. Data Systems, Inc., a direct mail, nutritional supplement marketing company, in April 1990 as its Operations Manager. In July 1993, she left G.B. Data Systems, Inc. to co-found Whitewing Labs as its President, Assistant Secretary and as a director. She holds a Bachelor's degree in Marketing and Data Processing from the Detroit College of Business.

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

    The Company's Board of Directors has established an audit committee comprised of Mr. Stewart, Mr. Ryan and Mr. Fox, which meets periodically to consult with the Company's independent auditors concerning their engagement and audit plan, and concerning the auditor's report and management letter and, with the assistance of the independent auditors, monitors the adequacy of the Company's internal accounting controls. The Company's Board of Directors has established a compensation committee comprised of Mr. Stewart and Mr. Fox. The compensation committee, a committee of board members, met in July 1999 to review and determine the compensation of the Company's executive officers, adopt compensation policies and practices, and review and pass upon all transactions with affiliates and other persons having a material financial interest in the Company. The Board has not established a separate nominating committee. Rather, all members of the Company's Board of Directors meet to nominate the individuals to be proposed by the Board of Directors for election as directors of the Company.

    Subject to the terms of applicable employment agreements, of which there currently are none, officers are appointed by and serve at the discretion of the Board of Directors. The Company's Certificate of Incorporation currently provide for a Board of Directors divided into two classes of directors serving staggered terms, with one-half of the total number of authorized directors

(currently four) to be elected at each annual meeting of the Company's stockholders to serve a 2-year term. No family relationships exist between any of the officers or directors of the Company. Terms for Cynthia Kolke and R. Bruce Stewart expire in 2000. Terms for William D. Fox and Paul R. Ryan expire in 2001.


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

Item 10.  Executive Compensation.

    The following table summarizes the annual compensation paid by the Company during fiscal years ended December 31, 1998 and 1999 to the President of the Company. No other executive officer of the Company received an annual salary and bonus exceeding $100,000 during the year ended December 31, 1999.


    Summary Compensation Table
                                             Annual Compensation
Name and                                    Salary   Bonus  Other
Principal Position                    Year     $       $      $
Cynthia Kolke,                        1998    91,400  -      -
President, Assistant                  1999    88,500  -      -
Secretary and Director


The Company leases and pays the insurance on an automobile on Ms. Kolke's behalf at a cost of $4,298 in 1999.

    Each director of the Company who is not otherwise employed full-time by the Company or Acacia is paid $100 for each Board meeting attended. Directors are also reimbursed for their travel expenses incurred in attending Board or committee meetings. Directors have previously not been compensated for their attendance at Board meetings, except for reimbursement of travel expenses.

Stock Options

    The Company's 1993 Stock Option Plan, as amended (the "Stock Option Plan"), authorizes the granting of options to employees that are intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986 ("Incentive Stock Options"), as well as stock options that are not intended to so qualify ("Nonstatutory Options") which may be granted to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The Stock Option Plan, which is administered by the Board of Directors, currently covers an aggregate of 518,685 shares.
The maximum term of a stock option granted under the Stock Option Plan is ten years, but if the optionee at the time of grant has voting power over more than 10% of the Company's Stock, the maximum term is five years. If an option granted expires or terminates, the shares subject to the unexercised portion of that option will become available for the grant of future options under the Stock Option Plan. If an optionee terminates his or her service to the Company, the optionee may exercise only those option shares vested as of the date of termination and must effect such exercise within three months, although the Board of Directors may set a longer period for exercise of stock options. The Stock Option Plan may be amended at any time by the Board of Directors, although certain amendments would require stockholder approval. The Stock Option Plan will terminate in 2003 unless earlier terminated by the Board.

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

    As of February 25, 2000, options to purchase an aggregate of 331,185 (307,685 are vested) shares of Common Stock, at prices ranging from $0.089 to $5.00 per share, under the Stock Option Plan were outstanding and held by a total of 4 officers, directors, employees and consultants, including options to purchase 247,500, 97,500, 15,000, and 15,000 shares granted to Ms. Kolke, Mr. Stewart, Mr. Ryan and Mr. Fox, respectively. No options were granted by the Company during the year ended December 31, 1999.

Option Values as of December 31, 1999

                           Number of Unexercised         Value of Unexercised
                                Options at             In-the-Money Options at
                            Fiscal Year-End 1999      Fiscal Year-End 1999 (1)
Name                    Exercisable / Unexercisable Exercisable / Unexercisable
Cynthia Kolke             247,500   /    0              $0      /      $0

(1) Assumes that a share of Common Stock was valued at $.1562 per share on December 31, 1999, which is less than the option exercise price.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 25, 2000, by (i) each director and executive officer of the Company, (ii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and (iii) all directors and executive officers of the Company as a group. Except as may be indicated in the footnotes to the table, each of such persons has sole voting and investment power with respect to the shares owned, subject to applicable community property laws. The address of each individual listed is in care of the Company, 15455 San Fernando Mission Boulevard, Suite 105, Mission Hills, California 91345.


                                                Shares Beneficially Owned*

                                              Number                   Percent
Acacia Research Corporation (1)
12 S. Raymond Ave., Ste. B
Pasadena, CA 91105                           789,709                    27.0%

R. Bruce Stewart (2)(3)                      960,709                    32.8%

Cynthia Kolke (3)                            262,500                     9.0%

Paul R. Ryan (2)(3)                          803,709                    27.5%

William D. Fox (3)                            12,000                      .004%

All directors and executive
officers as a group (4 persons) (2)(3)     1,225,209                    42.9%


* In calculating beneficial and percentage ownership, all shares of Common Stock which a named stockholder will have the right to acquire from February 25, 2000, upon exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. As of February 25, 2000, an aggregate of 2,925,443 shares of Common Stock were outstanding. Except as otherwise indicated in the footnotes to the table, this does not take into account currently exercisable stock options outstanding as of February 25, 2000 to purchase an aggregate of 428,685 shares, nor the Warrants outstanding as of February 25, 2000 to purchase up to 517,500 additional shares of Common Stock.

(1) Includes 267,250 shares held of record by Acacia as security for repayment of debts owed to Acacia by third parties.

(2) Includes in the case of each of Messrs. Stewart and Ryan all shares held of record by Acacia, of which they are directors, and executive officers.

(3) Includes shares issuable upon exercise of currently exercisable options, including 97,500 shares in the case of Mr. Stewart and 247,500 shares in the case of Ms. Kolke. Eighty percent of the options to purchase 15,000 shares granted to Mr. Fox became exercisable on February 9, 2000 and sixty percent of the options to purchase 15,000 shares granted to Mr. Ryan became exercisable on October 17, 1998 and are therefore included.

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

(b)   Reports on Form 8-K

    (c)    Index to Financial Statements.

                                                                Page
Independent Auditors' Report                                    F-1

Balance Sheets as of December 31, 1999                          F-2

Statements of Operations for the years ended
   December 31, 1998 and 1999                                   F-3

Statements of Shareholders' Equity for the years ended
   December 31, 1998 and 1999                                   F-4

Statements of Cash Flows for the years ended
   December 31, 1998 and 1999                                   F-5

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

                                   Dated:  March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/  R. Bruce Stewart     Chairman of the Board               March 28, 2000
R. Bruce Stewart            of Directors, Secretary
                            and Treasurer



  /s/  Cynthia Kolke        Director, Assistant                 March 28, 2000
Cynthia Kolke               Secretary



  /s/  Paul R. Ryan         Director                            March 28, 2000
Paul R. Ryan



  /s/  William D. Fox       Director                            March 28, 2000
William D. Fox

                           INDEPENDENT AUDITOR'S REPORT




To the Shareholders of Whitewing Labs, Inc.

We have audited the accompanying balance sheet of Whitewing Labs, Inc. as of December 31, 1999 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitewing Labs, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.


                                      /s/  Moss Adams LLP
                                      MOSS ADAMS LLP



Los Angeles, California
February 8, 2000




















                                         F-1



                             WHITEWING LABS, INC.

                               BALANCE SHEETS

                              DECEMBER 31, 1999


                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $    79,220
   Short-term investments                                        834,065
   Inventories                                                    88,012
   Prepaid expenses
      Advertising                                                 30,433
      Other                                                       55,405
   Other receivables                                              22,135
   Deferred income taxes                                          25,000
                                                             ___________
      Total current assets                                     1,134,270
                                                             ___________

EQUIPMENT:
   Furniture and fixtures                                        161,379
   Accumulated depreciation                                     (124,288)
                                                             ___________
                                                                  37,091
                                                             ___________

OTHER ASSETS
   Trademarks                                                     44,213
   Other                                                           7,702
                                                             ___________
                                                                  51,915
                                                             ___________

                                                              $1,223,276
                                                             ===========





The accompanying notes are an integral part of these financial statements




                                        F-2a


                               WHITEWING LABS, INC.

                                 BALANCE SHEETS

                                DECEMBER 31, 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY



   Accounts payable                                             $     15,671
   Accrued liabilities                                                 5,000
                                                                 ___________
      Total current liabilities                                       20,671
                                                                 ___________


SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value:
      10% cumulative, 500,000 shares authorized;
      no shares issued and outstanding                                    -
   Common stock, $.001 par value:
      10,000,000 shares authorized; 2,925,443 shares
      issued and outstanding                                          2,925
   Paid-in capital                                                6,248,752
   Accumulated deficit                                           (5,049,072)
                                                                 __________

   Shareholders' equity                                           1,202,605
                                                                 __________

                                                                 $1,223,276
                                                                 ==========






The accompanying notes are an integral part of these financial statements




                                        F-2b

                                 WHITEWING LABS, INC.

                                STATEMENT OF OPERATIONS

                       YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                  1998                1999
NET SALES                                    $ 3,934,847         $1,665,129
COST OF GOODS SOLD                               644,823            285,915
                                              __________         __________
   Gross profit                                3,290,024          1,379,214
                                              __________         __________

OPERATING EXPENSES:
   Advertising                                 1,610,516            627,671
   Selling                                     1,359,258            915,370
   General and administrative                    681,014            598,314
                                              __________         __________
                                               3,650,788          2,141,355
                                              __________         __________
   Loss from operations                         (360,764)          (762,141)

OTHER INCOME, net                                 87,675             73,245
                                              __________         __________
   Loss before income taxes                     (273,089)          (688,896)

PROVISION FOR INCOME TAX                            (850)           (25,350)
                                              __________         __________
NET LOSS                                    $   (273,939)        $ (714,246)
                                              ==========         ==========

BASIC AND DILUTED LOSS PER COMMON SHARE     $      (0.09)        $    (0.24)
                                              ==========         ==========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   2,896,372          2,925,440
                                              ==========         ==========


The accompanying notes are an integral part of these financial statements

                                      F-3

                             WHITEWING LABS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1998 AND 1999
                                   Common Stock              Treasury Stock
                                Shares       Amount       Shares       Amount

BALANCE, December 31, 1997      2,906,388 $    2,906      (41,450)  $(76,906)

  Retirement of treasury stock    (41,450)       (41)      41,450     76,906
  Exercise of stock options        60,500         60            -          -
  Net loss                              -          -            -          -
                                _________  _________      _______   ________


BALANCE, December 31, 1998      2,925,438      2,925            -          -

  Exercise of stock options             5          -            -          -
  Net loss                              -          -            -          -
                                _________  _________      _______   ________


BALANCE, December 31, 1999      2,925,443  $   2,925            -   $      -

                               =========  ==========      =======   ========




The accompanying notes are an integral part of these financial statements
                                      F-4a

                             WHITEWING LABS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1998 AND 1999
                                  Paid-In        Accumulated
                                  Capital           Deficit           Total

BALANCE, December 31, 1997       $6,320,292       (4,060,887)      $2,185,405

  Retirement of treasury stock      (76,865)               -                -
  Exercise of stock options           5,319                -            5,379
  Net loss                         (273,939)        (273,939)               -
                                 __________      ___________       __________

BALANCE, December 31, 1998        6,248,746       (4,334,826)       1,916,845

  Exercise of stock options               6                -                6
  Net loss                                -         (714,246)        (714,246)
                                 __________      ___________       __________

BALANCE, December 31, 1999       $6,248,752     $ (5,049,072)      $1,202,605

                                 ==========      ===========      ==========




The accompanying notes are an integral part of these financial statements
                                      F-4b


                              WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                        1998         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $(273,939)    $(714,246)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                    28,938        31,910
      Changes in assets and liabilities:
         Inventories                                   44,803        (8,331)
         Prepaid advertising                           29,438       214,684
         Other prepaid expenses                       (40,102)       14,776
         Other receivables                             44,152        (4,137)
         Deposits                                        (232)         (666)
         Accounts payable                              12,256       (14,314)
         Accrued liabilities                           (6,741)         (519)
         Deferred income taxes                              -        25,000
                                                    __________    _________
      Net cash used in operating activities          (161,427)     (455,843)
                                                    __________    _________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and fixtures                 (14,961)      (10,461)
   Development of trademarks                          (40,224)       (2,963)
   Redemption (purchase) of short-term
      investments, net                                (67,785)      454,960
                                                    __________    _________
      Net cash provided by (used in)
         investing activities                        (122,970)      441,536
                                                    __________    _________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock
      upon exercise of options                          5,379             6
                                                    __________    _________

      Net cash provided by financing activities         5,379             6
                                                    __________    _________
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                 (279,018)      (14,301)
                                                    __________    _________
CASH AND CASH EQUIVALENTS,
   Beginning of year                                  372,539        93,521
                                                    __________    _________
CASH AND CASH EQUIVALENTS,
   End of year                                     $   93,521    $   79,220
                                                    ==========    =========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
   Cash paid for income taxes                      $      850    $      350
   Cash paid for interest                                   -             -
                                                    ==========    =========



The accompanying notes are an integral part of these financial statements

                                 WHITEWING LABS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                 DECEMBER 31, 1999


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

     b.  Concentration of Risk

     The Company deposits its cash with a major financial institution. Deposits may, at times, exceed amounts insured by the FDIC.

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

     Short-term investments consist of certificates of deposit with original maturities of greater than three months but less than one year and which are readily convertible to cash. Short-term investments are valued at cost, which approximates market value as of December 31, 1999.

     d.  Inventories

     Inventories consist of finished goods and shipping supplies. Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market value.

     e.  Prepaid Advertising

     Electronic and printed materials comprise the main components of the Company's direct-response marketing efforts. Payments to vendors in advance of the run date are included in prepaid advertising. Respondents are logged into a customer database which indicates the source of each customer's response to the specific advertisement. Prepaid and deferred print advertising placements and mailings are amortized over the lesser of one year or the number of months in which the related direct responses are expected to be received. The Company evaluates the realizability of its direct-response advertising by comparing the carrying amount of prepaid and deferred advertising at each balance sheet date on a cost-pool-by-cost -pool basis to the probable remaining future net revenues expected to result from such advertising. Any excess carrying amount over probable remaining future revenues is reported as advertising expense in the current period. Newspaper and weekly publications are expensed in the month of issue. Magazines which are available prior to the middle of the month preceding the issue date are amortized over a three month period. Magazines which are available subsequent to the middle of the month preceding the issue date are amortized over a four month period. Costs to develop, edit, and reproduce infomercials and commercials for airing at local television stations nationwide are amortized over a period of twelve months or the estimated revenue earning stream, whichever is less.
     Prepaid advertising at December 31, 1999 includes approximately $17,253 of costs related to the development of infomercial advertising. Advertising expense was $1,610,516 and $627,671 for the years ended December 31, 1998 and 1999, respectively.

     f.  Furniture and Fixtures

     Furniture and fixtures are recorded at cost. Major additions and improvements are capitalized. Depreciation is computed using the straight -line method over the estimated useful lives which range from 3 to 7 years. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings.

     g.  Organization Costs and Trademarks

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

     j.  Earnings Per Share

     Basic earnings per share are calculated based on weighted average shares outstanding for the period without giving effect to outstanding common stock equivalents while diluted earnings per share considers the effect of common stock equivalents on weighted average shares outstanding. The common stock equivalents had no dilutive effect in 1998 or 1999.

     k.  Recently Issued Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 132, "Employer's Disclosure About Pensions and Other Post-Retirement Benefits", SFAS No. 133, "Accounting for Hedging Activities", and SFAS No. 134, "Accounting for Mortgage-Backed Securities. These pronouncements have been adopted however, none have a material effect on the Company's financial statements. SFAS No. 135, "Rescission of SFAS No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133-an amendment of SFAS No.133" have recently been issued but are not expected to apply to the Company.

     l.  Stock-Based Compensation

     As permitted by SFAS 123, "Accounting for Stock-Based Compensation", the Company continues to apply APB Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. The new standard allows the Company to continue to account for stock-based compensation under APB 25, with disclosure of the effects of the new standard. The pro forma effect on income, as if the Company had adopted SFAS 123, is disclosed in Note 6.

3.  Restricted Cash

By agreement with its credit card service organization, the Company is required to maintain a reserve cash account with a balance equal to an agreed upon percentage of the prior six months' gross sales volume for credit card transactions subject to chargeback and return ratios. As of December 31, 1999, $20,000 of cash reserved for this purpose is included in cash and cash equivalents in the accompanying balance sheet.

4.  Commitments and Contingencies

     a.  Lease


     The Company leases its office space under an operating lease agreement, expiring September 2001. Future minimum lease payments at December 31, 1999 are:


                       2000                  40,992
                       2001                  30,774
                                           ________
                                           $ 71,736
                                           ========

     Rent expense in 1998 and 1999 was approximately $43,750 and $48,923, respectively.

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

     The FDA food labeling regulations went into effect during March 1999. All food products, including nutritional supplements had to conform to the new formats. The Company is in compliance with the new label law. All existing and new products utilize the new label formats.

     The FDA's health claims regulations include no claim may be made on a dietary supplement label or in printed sales literature, "that expressly or by implication characterizes the relationship of any substance to a disease or health-related condition." The Company cannot determine what effect currently proposed FDA regulations, when and if promulgated, will have on its business in the future. Such regulations could, among other things, require expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. In addition, the Company cannot predict whether new legislation regulating its activities will be enacted, which new legislation could have a material effect on the Company.

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

The provision for income tax includes $850 and $350 minimum state franchise taxes payable for the years ended 1998 and 1999, respectively. The 1999 tax provision also includes the effect of a $25,000 increase in the valuation allowance applied to deferred tax assets.

At December 31, 1999, the Company had net operating loss "NOL" carryforwards of approximately $4,913,000 for Federal income tax purposes available to reduce future Federal taxable income through 2014. Approximately $2,300,000 and $589,000 are available to reduce future state taxable income in California and Arizona, respectively. State NOL carryforwards also expire through 2014. The Company had approximately $1,000,000 of NOL carryovers ("pre-change NOLs") for federal tax return purposes at December 31, 1995. As a result of an ownership change in 1995, the Company's ability to utilize pre-change NOL carryovers is limited to approximately $400,000 per year for Federal tax purposes.

A reconciliation of statutory tax rates to the reported effective income tax rates for 1998 and 1999 are:

                                               1998           1999
                                               -------       --------

Statutory rate
   Federal                                     (34.0)%        (34.0)%
   State, net of Federal benefit                (5.8)          (5.8)

Change in tax asset valuation allowance         38.5           42.7

Other                                            1.0            0.8
                                               _____          _____
                                                 0.3%           3.7%
                                               =====          =====

Temporary differences and carryforwards as of December 31, 1999 which give rise to the net deferred tax asset are as follows:

   Deferred tax assets:
      Federal net operating loss carryforwards                 $1,670,000
      State net operating loss carryforwards-California           126,000
      State net operating loss carryforwards-Arizona               31,000

      Less - Valuation allowance                               (1,791,000)
                                                                _________
          Total deferred tax assets                                36,000
                                                                _________

   Deferred tax liabilities:
      Prepaid advertising                                          (5,000)
      Accumulated depreciation and amortization                    (6,000)
                                                                _________
   Total deferred tax liabilities                                 (11,000)
                                                                _________
   Net deferred tax asset                                     $    25,000
                                                              ===========


6.  Stock Option Plan

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

     c.  Options Granted

     The following is a summary of qualified and nonqualified options for the years ended December 31, 1998 and 1999:

                                                             Number of Options
Qualified Options:                            Exercise       Granted     Vested

Balance, December 31, 1997                  $ 0.089         143,000    143,000
                                                                       =======
   Granted                                    -                   -
   Exercised                                  0.089         (45,500)
   Expired                                    -                   -
                                            _______         _______



Balance, December 31, 1998                   $ 0.089         97,500     97,500
                                                                       =======
   Granted                                     -                  -
   Exercised                                   -                  -
   Expired                                     -                  -
                                            _______         _______

Balance, December 31, 1999                   $ 0.089         97,500     97,500
                                             =======        ========   =======

Nonqualified Options:

Balance, December 31, 1997                   $0.089 - 5.00  361,185    287,690
                                                                       =======
   Granted                                   $1.00 - 1.25    30,000
   Exercised                                 $0.089         (15,000)
   Expired                                    -                   -
                                            ______________  _______

Balance, December 31, 1998                   $0.089 - 5.00  376,185    317,190
                                                                       =======
   Granted                                    -                   -
   Exercised                                 $1.25               (5)
   Expired                                   $1.00 - 1.25   (44,995)
                                            ______________  _______

Balance, December 31, 1999                   $0.089 - 5.00  331,185    307,685
                                             =============  =======    =======


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

                                                        1998           1999
                                                    ------------    ----------
Net loss                              As Reported   $  (273,939)    $ (714,246)
                                      Pro Forma     $  (290,000)    $ (714,246)

Basic and diluted earnings per share: As Reported   $     (0.09)    $    (0.24)
                                      Pro Forma     $     (0.10)    $    (0.24)


The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for stock grants in 1998 and 1999: risk-free interest rate of 5.2%, no expected dividend yield; expected lives of 7 years; expected volatility of approximately 124%.

7.  Warrants and Stock Options

In conjunction with its initial public offering in February 1996, the Company issued 1,035,000 common stock purchase warrants at $0.20 per share which had to be purchased together on the basis of one share of common stock and one warrant, but tradable separately thereafter. The holder of two warrants is entitled to purchase one share of the Company's Common stock at $3.00 per share prior to February 9, 2002. The warrants may be redeemed by the Company under certain circumstances. In connection with the Company's initial public offering, the representatives of the underwriters acquired 90,000 warrants. As of December 31, 1999, no warrants have been exercised.

8.  Operating Segments

The Company's products comprise a single operating segment. Sales are made to a large number of customers throughout the United States. Sales of two of the Company's products comprised 77% of total sales in 1998 and 1999.
                                      F-12