Form 10QSB
period 2000-03-31
WHITEWING LABS INC
filed 2000-05-10
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-QSB

                                       (Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2000

                                           OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

            For the transition period from______________ to ______________

                           Commission File No.______________

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

The number of shares of common stock outstanding as of April 30, 2000 was 2,925,438.

                               WHITEWING LABS, INC.

                    FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS




                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Independent Accountants' Report                                 3

           Balance Sheets at December 31, 1999 and March 31, 2000          4

           Statements of Operations for the Three Months Ended
             March 31, 1999 and 2000                                       6

           Statements of Cash Flows for the Three Months Ended
             March 31, 1999 and 2000                                       7

           Notes to the Financial Statements                               8

Item 2.    Management's Discussion and Analysis of Results
             of Operations and Financial Condition                        10

SIGNATURE PAGE                                                            12

Exhibit 27 Financial Data Schedule                                        13

                           INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors and Shareholders
Whitewing Labs, Inc.


We have reviewed the accompanying balance sheet of Whitewing Labs, Inc., as of March 31, 2000, and the related statements of operations and cash flows for the three-month period then ended. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Whitewing Labs, Inc. as of December 31, 1999, and the related statements of income, shareholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 8, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.



/s/  Moss Adams LLP
MOSS ADAMS LLP




Los Angeles, California
April 18, 2000

                             WHITEWING LABS, INC.

                               BALANCE SHEETS

                     DECEMBER 31, 1999 AND MARCH 31, 2000

                                    ASSETS



                                                 December 31,      March 31,
                                                     1999            2000
                                                 ___________      ___________
                                                                  (Unaudited)

    CURRENT ASSETS:
      Cash and cash equivalents                  $    79,220      $    34,971
      Short-term investments                         834,065          846,556
      Inventories                                     88,012           81,872
      Prepaid advertising                             30,433           60,020
      Other prepaid expenses                          55,405           43,594
      Other receivables                               22,135           11,761
      Deferred taxes                                  25,000           25,000
                                                 ___________      ___________

         Total current assets                      1,134,270        1,103,774

    EQUIPMENT:
      Furniture and fixtures                         161,379          161,379
      Less--accumulated depreciation                (124,288)        (131,674)
                                                 ___________      ___________

                                                      37,091           29,705
                                                 ___________      ___________

    OTHER ASSETS:
      Trademarks                                      44,213           49,301
      Other                                            7,702            9,702
                                                 ___________      ___________
                                                      51,915           59,003
                                                 ___________      ___________

    TOTAL ASSETS                                 $ 1,223,276      $ 1,192,482
                                                 ___________      ___________
                                                 -----------      -----------


See accompanying notes

                               WHITEWING LABS, INC.

                                 BALANCE SHEETS

                      DECEMBER 31, 1999 AND MARCH 31, 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                December 31,       March 31,
                                                     1999             2000
                                                 ___________      ___________
                                                                  (Unaudited)
    CURRENT LIABILITIES:
      Accounts payable                           $    15,671       $   19,254
      Accrued liabilities                              5,000            5,000
                                                 ___________      ___________

      Total current liabilities                       20,671           24,254
                                                 ___________      ___________

    SHAREHOLDERS' EQUITY:

    Preferred stock, $.001 par value:
      10% cumulative, 500,000 shares authorized;
      no shares issued and outstanding                     -                -
    Common stock, $.001 par value:
      10,000,000 shares authorized; 2,925,443 shares
      issued and outstanding                           2,925            2,925
    Paid-in capital                                6,248,752        6,248,752
    Accumulated deficit                           (5,049,072)      (5,083,449)
                                                 ___________      ___________

      Shareholders' equity                         1,202,605        1,168,228
                                                 ___________      ___________

                                                 $ 1,223,276      $ 1,192,482
                                                 ___________      ___________
                                                 -----------      -----------


                               See accompanying notes

                               WHITEWING LABS, INC.

                             STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)


                                                     1999             2000
                                                 ___________      ___________

    NET SALES                                    $   457,372      $   222,751

    COST OF GOODS SOLD                                71,349           26,138
                                                 ___________      ___________

      Gross profit                                   386,023          196,613

    OPERATING EXPENSES
      Advertising                                    139,662           24,182
      Selling                                        223,449           77,714
      General and administrative                     152,771          142,011
                                                 ___________      ___________

                                                     515,882          243,907
                                                 ___________      ___________

                                                    (129,859)         (47,294)

    OTHER INCOME                                      17,766           12,917
                                                 ___________      ___________
      Loss before income taxes                      (112,093)         (34,377)

    PROVISION FOR INCOME TAXES                             -                -
                                                 ___________      ___________

      NET LOSS                                   $  (112,093)     $   (34,377)
                                                 ___________      ___________
                                                 -----------      -----------

    BASIC AND DILUTED
    LOSS PER COMMON SHARE                        $     (0.04)     $     (0.01)
                                                 ___________      ___________
                                                 -----------      -----------
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                    2,925,438        2,925,438
                                                 ___________      ___________
                                                 -----------      -----------


                             See accompanying notes

                               WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (UNAUDITED)


                                                     1999             2000
                                                 ___________      ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (112,093)       $ (34,377)
  Adjustments to reconcile net loss to net cash
    flows from operating activities
    Depreciation and amortization                      7,549            7,386
    Changes in assets and liabilities:
      Inventories                                    (75,691)           6,140
      Prepaid advertising                            (31,359)         (29,587)
      Other prepaid expenses                         (12,202)          11,811
      Other receivables                              (15,370)          10,374
      Other deposits                                    (513)          (2,000)
      Accounts payable                               130,242            3,583
      Accrued liabilities                               (519)               -
                                                 ___________      ___________

  Net cash provided (used) by operating activities  (109,956)         (26,670)
                                                 ___________      ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and fixtures                (10,460)               -
  Sale (purchase) of short-term investment, net      100,790          (12,491)
  Development of trademarks                                -           (5,088)
                                                 ___________      ___________

  Net cash provided (used) by investing activities    90,330          (17,579)
                                                 ___________      ___________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (19,626)         (44,249)

CASH AND CASH EQUIVALENTS, beginning of period        93,521           79,220
                                                 ___________      ___________

CASH AND CASH EQUIVALENTS, end of period         $    73,895        $  34,971
                                                 ___________      ___________
                                                 -----------      -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for income taxes                     $         -        $       -
                                                 ___________      ___________
                                                 -----------      -----------

  Cash paid for interest                         $         -        $       -
                                                 ___________      ___________
                                                 -----------      -----------


                             See accompanying notes

                               WHITEWING LABS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2000
                                  (Unaudited)


1.  Summary of Significant Accounting Policies

    a.  Basis of Presentation

    In the opinion of management and subject to year-end audit, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

    b.  Prepaid and Deferred Advertising

    Prepaid advertising includes $20,676 of costs related to the development of electronic in-home delivery of product advertising, and journal costs totaling $39,344. The Company expenses other costs of non-print media as incurred.

2.  Loss Per Common Share

    For the three month periods ended March 31, 1999 and 2000, loss per common share was based on the historical weighted average number of shares outstanding. The diluted loss per share is not presented because the effect is anti-dilutive.

3.  Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities in the amount of $5,000 at March 31, 1999 and 2000.

4.  Advertising

    The Company had no commitments for magazine placements at March 31, 2000.

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

The Company's strategy for the development of its business is to stress growth of its customer base over short-term profits. Management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. The Company has made several substantial investments including expansion of its product line to 33 products and increased advertising, resulting in an increase in the customer base from 183,000 at March 31, 1999 to over 199,000 at March 31, 2000. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the Company's flagship product, Prostsafe (R).

Sales of the Company's Prostsafe (R) accounted for approximately 54% of the Company's sales for the three months ended March 31, 2000, compared to approximately 50% of net sales for the three months ended March 31, 1999. The Company anticipates that sales of Prostsafe (R) will continue to contribute a substantial but continually decreasing percentage of total revenues in subsequent periods as the Company increases its emphasis on other products. Despite this fact, a decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition.

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

Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of these financial statements and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements. See the Company's annual 10KSB for the year ended December 31, 1999.


Results of Operations

Net Sales. The Company's net sales during the three months ended March 31, 2000 were $222,751, a decrease of approximately 51.3% over net sales of $457,372 during the three months ended March 31, 1999. At March 31, 2000, the Company's customer base had grown to approximately 199,000, up from approximately 183,000 at March 31, 1999. As the Company responded to declining response rates in certain segments of its mail order operations and reduced certain of its advertising and direct mail programs, compared to the first three months of 1999, sales generated from these segments correspondingly declined. The Company focused its primary efforts in the first quarter of 2000 on generating additional revenues from existing customers while continuing to grow the customer base. The average orders from new and existing customers were approximately $58 and $92 respectively, for the three months ended March 31, 2000, compared to average orders of approximately $68 from new customers and $91 from existing customers for the three months ended March 31, 1999.
 Total sales orders in the first quarter decreased primarily due to a reduction in advertising dollars spent.

Gross Profit. Gross Profit was 88.3% and 84.5% of net sales for the three months ended March 31, 2000 and 1999, respectively. The increase was due to better management of shipping and handling expenses of the orders shipped.

Advertising Expense. During the three months ended March 31, 2000, advertising expense decreased to $24,182 compared to $139,662 for the same period last year. The decrease reflects decreased direct response TV advertising in the first three months of 2000. Advertising expense decreased as a percentage of net sales to 10.9% compared to 30.5% of net sales for the same period last year.

Selling Expense. During the three months ended March 31, 2000, selling expenses decreased to $77,714, compared to $223,449 for the same period in 1999, and decreased as a percentage of net sales to 34.9%, compared to 48.9% of net sales for the three months ended March 31, 1999. The decrease was a result of reduced advertising expenditures.

General and Administrative Expense. General and administrative expenses decreased in absolute dollars to $142,011 for the first three months of 2000, from $152,771 for the first three months of 1999. For the three months ended March 31, 2000, general and administrative expenses represented 63.8% of net sales, increasing from 33.4% for the three months ended March 31, 1999. This increase was due to reduced revenue.

Loss From Operations. The Company incurred losses from operations for the three months ended March 31, 2000 of $34,377, compared to losses from operations of $112,093 during the three months ended March 31, 1999. Losses during the first three months of 2000 were mainly attributable to reduced revenue as the Company significantly reduced advertising and selling expenditures and focused on efforts to generate additional revenue from existing customers.


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

At March 31, 2000, the Company had cash and short-term investments on hand of $881,527, down from the December 31, 1999 amount of $913,285. The decrease was primarily the result of some expenses coming due earlier in the year than previously. Also the new label law required the Company to increase inventory on hand, temporarily, while new product labels were being printed.

The Company believes that the remaining proceeds from the offering will finance the Company's deficit at currently anticipated levels for a period of at least 12 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

Other Matters

Management has previously reviewed its internal software and hardware components and believes that the Company's systems are Year 2000 compliant. Management also made inquiries of its primary vendors as to the capabilities of their systems with respect to the Year 2000. Although it has not been conclusively determined that the systems of the Company's vendors are Year 2000 compliant, based on recent discussions with the vendors, management believes the vendors will be fully capable of meeting the needs of the Company beyond the year 2000. To date, the Company has not experienced any adverse consequences due to Year 2000 compliance.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      WHITEWING LABS, INC.



      By:        s/o/f      Cynthia Kolke
           -------------------------------------------
           Cynthia Kolke
           President, Assistant Secretary and Director

   Dated:  May 10, 2000

