Form 10QSB
period 2000-06-30
WHITEWING LABS INC
filed 2000-08-11
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-QSB

                                       (Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

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

The number of shares of common stock outstanding as of June 18, 2000 was 2,925,438.

                               WHITEWING LABS, INC.

                    FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS




                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Independent Accountants' Report                                 3

           Balance Sheets at December 31, 1999 and June 30, 2000           4

           Statements of Operations for the Three and Six Months Ended
             June 30, 1999 and 2000                                        6

           Statements of Cash Flows for the Six Months Ended
             June 30, 1999 and 2000                                        7

           Notes to the Financial Statements                               8

Item 2.    Management's Discussion and Analysis of Results
             of Operations and Financial Condition                        10

SIGNATURE PAGE                                                            12

Exhibit 27 Financial Data Schedule                                        13

                           INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors and Shareholders
Whitewing Labs, Inc.


We have reviewed the accompanying balance sheet of Whitewing Labs, Inc., as of June 30, 2000, and the related statements of operations and cash flows for the three and six month periods then ended. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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



/s/  Moss Adams LLP
MOSS ADAMS LLP




Los Angeles, California
July 17, 2000

                             WHITEWING LABS, INC.

                               BALANCE SHEETS

                     DECEMBER 31, 1999 AND JUNE 30, 2000

                                    ASSETS



                                                 December 31,       June 30,
                                                     1999             2000
                                                 ___________      ___________
                                                                  (Unaudited)

    CURRENT ASSETS:
      Cash and cash equivalents                  $    79,220      $    64,234
        Short-term investments                       834,065          748,232
        Inventories                                   88,012           76,287
        Prepaid advertising                           30,433           60,105
        Other prepaid expenses                        55,405           31,129
        Other receivables                             22,135           11,468
        Deferred taxes                                25,000           25,000
                                                 ___________      ___________

           Total current assets                    1,845,523        1,016,455

    EQUIPMENT:
      Furniture and fixtures                         161,379          166,562
      Less--accumulated depreciation                (124,288)        (138,431)
                                                 ___________      ___________

                                                      37,091           28,131
                                                 ___________      ___________

    OTHER ASSETS:
      Trademarks                                      44,213           49,369
        Other                                          7,702            4,623
                                                 ___________      ___________
                                                      51,915           53,992
                                                 ___________      ___________

    TOTAL ASSETS                                 $ 1,223,276      $ 1,098,578
                                                 ___________      ___________
                                                 -----------      -----------


See accompanying notes

                               WHITEWING LABS, INC.

                                 BALANCE SHEETS

                      DECEMBER 31, 1999 AND JUNE 30, 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 December 31,        June 30,
                                                     1999             2000
                                                 ___________      ___________
                                                                  (Unaudited)
    CURRENT LIABILITIES:
      Accounts payable                           $    15,671      $    27,865
      Accrued liabilities                              5,000                -
                                                 ___________      ___________

      Total current liabilities                       20,671           27,865
                                                 ___________      ___________

    SHAREHOLDERS' EQUITY:

    Preferred stock, $.001 par value:
      10% cumulative, 500,000 shares authorized;
      no shares issued and outstanding                      -                -
    Common stock, $.001 par value:
      10,000,000 shares authorized; 2,925,443 shares
      issued and outstanding                            2,925            2,925
    Paid-in capital                                 6,248,752        6,248,752
    Accumulated deficit                            (5,049,072)     (5,180,964)
                                                 ___________      ___________

      Shareholders' equity                         1,202,605        1,070,713
                                                 ___________      ___________

                                                 $ 1,223,276      $ 1,098,578
                                                 ___________      ___________
                                                 -----------      -----------


                               See accompanying notes

                               WHITEWING LABS, INC.

                             STATEMENTS OF OPERATIONS

                  THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (UNAUDITED)


                               Quarter ended June 30, Six months ended June 30,
                                   1999        2000       1999         2000
                                _________  __________  __________  __________

    NET SALES                   $ 504,803  $  239,748	  $  962,175  $  462,499

    COST OF GOODS SOLD             80,615      58,324	     151,965      84,462
                                _________  __________  __________  __________

      Gross profit	                424,188     181,424     810,210     378,037

    OPERATING EXPENSES
      Advertising                 188,291      31,759     327,953      55,941
      Selling                     297,714	     123,882     521,162     201,596
      General and administrative  161,931     142,669     314,702     284,680
                                _________  __________  __________  __________

                                  647,936     298,310   1,163,817     542,217
                                _________  __________  __________  __________

                                 (223,748)   (116,886)   (353,607)   (164,180)

    OTHER INCOME                   20,413      19,371      38,179      32,288
                                _________  __________  __________  __________
      Loss before income taxes   (203,335)    (97,515)   (315,428)   (131,892)

    PROVISION FOR INCOME TAXES          -           -           -           -
                                _________  __________  __________  __________

      NET LOSS                 	$ (203,335) $  (97,515) $ (315,428) $ (131,892)
                                _________  __________  __________  __________

    BASIC AND DILUTED
    LOSS PER COMMON SHARE	$          (0.07) $    (0.04) $    (0.11) $    (0.05)
                                _________  __________  __________  __________
                                ---------  ----------  ----------  ----------
    WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING  2,925,438	   2,925,443   2,925,438   2,925,438
                                _________  __________  __________  __________
                                ---------  ----------  ----------  ----------


                             See accompanying notes

                               WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000
                                  (UNAUDITED)



                                                    1 999             2000
                                                 ___________       __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (315,428)      $ (131,892)
  Adjustments to reconcile net loss to net cash
    flows from operating activities
    Depreciation and amortization                     15,680           14,143
    Changes in assets and liabilities:
      Inventories                                     (5,289)          11,725
      Prepaid advertising                             68,062          (29,672)
      Other prepaid expenses                           7,263           24,276
      Other receivables                              (13,902)          10,667
      Other assets                                    (1,012)           3,079
      Accounts payable                                40,946           12,194
      Accrued liabilities                                442           (5,000)
                                                 ___________       __________

  Net cash used by operating activities             (203,238)         (90,480)
                                                 ___________       __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and fixtures                (10,461)          (5,183)
  Sale of short-term investments                     222,960           85,833
                                                 ___________       __________

  Net cash provided by investing activities          212,499           75,494
                                                 ___________       __________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   9,261          (14,986)

CASH AND CASH EQUIVALENTS, beginning of period        93,521           79,220
                                                 ___________       __________

CASH AND CASH EQUIVALENTS, end of period          $  102,782       $   64,234
                                                 ___________       __________
                                                 -----------       ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Income taxes                                    $        -       $        -
                                                 ___________       __________
                                                 -----------       ----------

  Interest                                        $        -       $        -
                                                 ___________       __________
                                                 -----------       ----------


                             See accompanying notes

                               WHITEWING LABS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 2000
                                  (Unaudited)


1.  Summary of Significant Accounting Policies

    a.  Basis of Presentation

    In the opinion of management and subject to year-end audit, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

    b.  Prepaid and Deferred Advertising

    Prepaid advertising includes $20,676 of costs related to the development of electronic in-home delivery of product advertising, and journal costs totaling $39,344. The Company expenses other costs of non-print media as incurred.

2.  Loss Per Common Share

    For the six month periods ended June 30, 1999 and 2000, loss per common share was based on the historical weighted average number of shares outstanding. The diluted loss per share is not presented because the effect is anti-dilutive.

3.  Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities in the amount of $5,000 at June 30, 1999 and 2000.

4.  Advertising

    The Company had no commitments for magazine placements at June 30, 2000.

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

The Company's strategy for the development of its business is to stress growth of its customer base over short-term profits; management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. The Company has made several substantial investments including expansion of its product line to 27 products and increased advertising, resulting in an increase in the customer base from 187,000 at June 30, 1999 to over 201,500 at June 30, 2000. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the Company's flagship product, Prostsafe (R).

Sales of the Company's Prostsafe (R) accounted for approximately 52% of the Company's sales for the six months ended June 30, 2000, compared to approximately 50.4% of net sales for the six months ended June 30, 1999. The Company anticipates that sales of Prostsafe (R) will continue to contribute a substantial but decreasing percentage of total revenues in subsequent periods as the Company increases its emphasis on other products. Despite this fact, a decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition.

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


Results of Operations

Net Sales. The Company's net sales during the six months ended June 30, 2000 were $462,499, a decrease of approximately 52% over net sales of $962,175 during the six months ended June 30, 1999. At June 30, 2000, the Company's customer base had grown to approximately 201,500, up from approximately 187,000 at June 30, 1999. As the Company responded to declining response rates in certain segments of its mail order operations and reduced certain of its advertising and direct mail programs, compared to the first six months of 1999, sales generated from these segments correspondingly declined. The Company focused its primary efforts in the second quarter of 2000 on generating additional revenues from existing customers while continuing to grow the customer base. The average orders from new and existing customers were approximately $66 and $90 respectively, for the six months ended June 30, 2000, compared to average orders of approximately $68 from new customers and $82 from existing customers for the six months ended June 30, 1999. Total sales orders in the second quarter decreased primarily due to a reduction in advertising dollars spent.

Gross Profit. Gross Profit was 81.7% and 84.2% of net sales for the six months ended June 30, 2000 and 1999, respectively.

Advertising Expense. During the six months ended June 30, 2000, advertising expense decreased to $55,941 compared to $327,953 for the same period last year. The decrease reflects decreased direct response TV advertising in the first six months of 1999. Advertising expense decreased as a percentage of net sales to 12.1% compared to 34.1% of net sales for the same period last year.

Selling Expense. During the six months ended June 30, 2000, selling expenses decreased to $201,596, compared to $521,162 for the same period in 1999, and decreased as a percentage of net sales to 43.6%, compared to 54.2% of net sales for the six months ended June 30, 1999. The decrease was a result of reduced advertising expenditures.

General and Administrative Expense. General and administrative expenses decreased in absolute dollars to $284,680 for the first six months of 2000, from $314,702 for the first six months of 1999. For the six months ended June

30, 2000, general and administrative expenses represented 61.6% of net sales, increasing from 32.7% for the six months ended June 30, 1999. The percentage increase was due primarily to reduced revenue.

Loss From Operations. The Company incurred losses from operations for the six months ended June 30, 2000 of $164,180, compared to losses from operations of $353,607 during the six months ended June 30, 1999. Losses during the first three months of 2000 were mainly attributable to reduced revenue as the Company significantly reduced advertising and selling expenditures and focused on efforts to generate additional revenue from existing customers.


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

At June 30, 2000, the Company had cash and short-term investments on hand of $812,466 down from the December 31, 1999 amount of $913,285. The decrease was primarily the result of some expenses coming due earlier in the year than previously.

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

   Dated:  August 14, 2000

