Form 10QSB/A
period 2000-06-30
WHITEWING LABS INC
filed 2000-08-15
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-QSB/A

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



/s/  Moss Adams LLP
MOSS ADAMS LLP




Los Angeles, California
July 17, 2000

                             WHITEWING LABS, INC.

                               BALANCE SHEETS

                     DECEMBER 31, 1999 AND JUNE 30, 2000

                                    ASSETS



                                                 December 31,       June 30,
                                                     1999             2000
                                                 ___________      ___________
                                                                  (Unaudited)

    CURRENT ASSETS:
      Cash and cash equivalents                  $    79,220      $    64,234
        Short-term investments                       834,065          748,232
        Inventories                                   88,012           76,287
        Prepaid advertising                           30,433           60,105
        Other prepaid expenses                        55,405           31,129
        Other receivables                             22,135           11,468
        Deferred taxes                                25,000           25,000
                                                 ___________      ___________

           Total current assets                    1,134,270        1,016,455

    EQUIPMENT:
      Furniture and fixtures                         161,379          166,562
      Less--accumulated depreciation                (124,288)        (138,431)
                                                 ___________      ___________

                                                      37,091           28,131
                                                 ___________      ___________

    OTHER ASSETS:
      Trademarks                                      44,213           49,369
        Other                                          7,702            4,623
                                                 ___________      ___________
                                                      51,915           53,992
                                                 ___________      ___________

    TOTAL ASSETS                                 $ 1,223,276      $ 1,098,578
                                                 ___________      ___________
                                                 -----------      -----------


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


                               See accompanying notes

                               WHITEWING LABS, INC.

                             STATEMENTS OF OPERATIONS

                  THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (UNAUDITED)


                               Quarter ended June 30, Six months ended June 30,
                                   1999        2000       1999         2000
                                _________  __________  __________  __________

    NET SALES                   $ 504,803  $  239,748  $  962,175  $  462,499

    COST OF GOODS SOLD             80,615      58,324     151,965      84,462
                                _________  __________  __________  __________

      Gross profit                424,188     181,424     810,210     378,037

    OPERATING EXPENSES
      Advertising                 188,291      31,759     327,953      55,941
      Selling                     297,714     123,882     521,162     201,596
      General and administrative  161,931     142,669     314,702     284,680
                                _________  __________  __________  __________

                                  647,936     298,310   1,163,817     542,217
                                _________  __________  __________  __________

                                 (223,748)   (116,886)   (353,607)   (164,180)

    OTHER INCOME                   20,413      19,371      38,179      32,288
                                _________  __________  __________  __________
      Loss before income taxes   (203,335)    (97,515)   (315,428)   (131,892)

    PROVISION FOR INCOME TAXES          -           -           -           -
                                _________  __________  __________  __________

      NET LOSS                 $ (203,335) $  (97,515) $ (315,428) $ (131,892)
                                _________  __________  __________  __________

    BASIC AND DILUTED
    LOSS PER COMMON SHARE$          (0.07) $    (0.03) $    (0.11) $    (0.05)
                                _________  __________  __________  __________
                                ---------  ----------  ----------  ----------
    WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING  2,925,438   2,925,443   2,925,438   2,925,438
                                _________  __________  __________  __________
                                ---------  ----------  ----------  ----------


                             See accompanying notes

                               WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

                    SIX     MONTHS ENDED JUNE 30, 1999 AND 2000
                                  (UNAUDITED)



                                                    1 999             2000
                                                 ___________       __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (315,428)      $ (131,892)
  Adjustments to reconcile net loss to net cash
    flows from operating activities
    Depreciation and amortization                     15,680           14,143
    Changes in assets and liabilities:
      Inventories                                     (5,289)          11,725
      Prepaid advertising                             68,062          (29,672)
      Other prepaid expenses                           7,263           24,276
      Other receivables                              (13,902)          10,667
      Other assets                                    (1,012)          (2,077)
      Accounts payable                                40,946           12,194
      Accrued liabilities                                442           (5,000)
                                                 ___________       __________

  Net cash used by operating activities             (203,238)         (95,636)
                                                 ___________       __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and fixtures                (10,461)          (5,183)
  Sale of short-term investments                     222,960           85,833
                                                 ___________       __________

  Net cash provided by investing activities          212,499           80,650
                                                 ___________       __________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   9,261          (14,986)

CASH AND CASH EQUIVALENTS, beginning of period        93,521           79,220
                                                 ___________       __________

CASH AND CASH EQUIVALENTS, end of period          $  102,782       $   64,234
                                                 ___________       __________
                                                 -----------       ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Income taxes                                    $        -       $        -
                                                 ___________       __________
                                                 -----------       ----------

  Interest                                        $        -       $        -
                                                 ___________       __________
                                                 -----------       ----------


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

3.  Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities
    in the amount of $5,000 at    December 31, 1999.

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

