Form 10QSB
period 2000-09-30
WHITEWING LABS INC
filed 2000-11-13
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-QSB

                                       (Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

The number of shares of common stock outstanding as of October 18, 2000 was 2,925,443.

                               WHITEWING LABS, INC.

                 FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS




                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Independent Accountants' Report                                 3

           Balance Sheets at December 31, 1999 and September 30, 2000      4

           Statements of Operations for the Three and Nine Months Ended
             September 30, 1999 and 2000                                   6

           Statements of Cash Flows for the Six Months Ended
             September 30, 1999 and 2000                                   7

           Notes to the Financial Statements                               8

Item 2.    Management's Discussion and Analysis of Results
             of Operations and Financial Condition                        10

SIGNATURE PAGE                                                            12

Exhibit 27 Financial Data Schedule                                        13

                           INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors and Shareholders
Whitewing Labs, Inc.


We have reviewed the accompanying condensed balance sheet of Whitewing Labs, Inc., as of September 30, 2000, and the related condensed statements of operations and cash flows for the three and nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Whitewing Labs, Inc. as of December 31, 1999, and the related statements of operations, shareholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 8, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.



/s/  Moss Adams LLP
MOSS ADAMS LLP




Los Angeles, California
October 26, 2000

                             WHITEWING LABS, INC.

                               BALANCE SHEETS

                  DECEMBER 31, 1999 AND SEPTEMBER 30, 2000

                                    ASSETS



                                                 December 31,    September 30,
                                                     1999             2000
                                                 ___________      ___________
                                                                  (Unaudited)

    CURRENT ASSETS:
      Cash and cash equivalents                  $    79,220      $    69,633
        Short-term investments                       834,065          657,846
        Inventories                                   88,012           73,756
        Prepaid advertising                           30,433           57,848
        Other prepaid expenses                        55,405           23,670
        Other receivables                             22,135           22,678
        Deferred taxes                                25,000           25,000
                                                 ___________      ___________

           Total current assets                    1,134,270          930,431

    EQUIPMENT:
      Furniture and fixtures                         161,379          167,512
      Less--accumulated depreciation                (124,288)        (143,667)
                                                 ___________      ___________

                                                      37,091           23,845
                                                 ___________      ___________

    OTHER ASSETS:
      Trademarks                                      44,213           50,266
      Other                                            7,702            4,373
                                                 ___________      ___________
                                                      51,915           54,639
                                                 ___________      ___________

    TOTAL ASSETS                                 $ 1,223,276      $ 1,008,915
                                                 ___________      ___________
                                                 -----------      -----------


See accompanying notes

                               WHITEWING LABS, INC.

                                 BALANCE SHEETS

                     DECEMBER 31, 1999 AND SEPTEMBER 30, 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 December 31,    September 30,
                                                     1999             2000
                                                 ___________      ___________
                                                                  (Unaudited)
    CURRENT LIABILITIES:
      Accounts payable                           $    15,671      $    29,060
      Accrued liabilities                              5,000                -
                                                 ___________      ___________

      Total current liabilities                       20,671           29,060
                                                 ___________      ___________

    SHAREHOLDERS' EQUITY:

    Preferred stock, $.001 par value:
      10% cumulative, 500,000 shares authorized;
      no shares issued and outstanding                      -                -
    Common stock, $.001 par value:
      10,000,000 shares authorized; 2,925,443 shares
      issued and outstanding                           2,925            2,925
    Paid-in capital                                6,248,752        6,248,752
    Accumulated deficit                           (5,049,072)      (5,271,822)
                                                 ___________      ___________

      Shareholders' equity                         1,202,605          979,855
                                                 ___________      ___________

                                                 $ 1,223,276      $ 1,008,915
                                                 ___________      ___________
                                                 -----------      -----------


                               See accompanying notes

                               WHITEWING LABS, INC.

                             STATEMENTS OF OPERATIONS

      FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)


                    Quarter ended September 30, Nine months ended September 30,
                           1999        2000               1999         2000
                         _________  _________         __________  __________

    NET SALES           $  371,023  $ 187,375        $ 1,333,947 $    649,874

    COST OF GOODS SOLD      65,534     35,009            217,498      119,471
                         _________  _________         __________   __________

      Gross profit         305,489    152,366          1,116,449      530,403

    OPERATING EXPENSES
      Advertising          205,819     43,225            533,772       99,166
      Selling              205,479     87,879            726,641      289,475
      General and
       administrative      144,042    131,873            458,744      416,553
                         _________  _________         __________   __________

                           555,340    262,977          1,719,157      805,194
                         _________  _________         __________   __________

                          (249,851)  (110,611)          (602,708)    (274,791)

    OTHER INCOME            17,374      19,75            354,804       52,041
                         _________  _________         __________   __________
      Loss before income
        taxes             (232,477)   (90,858)          (547,904)    (222,750)

    PROVISION FOR INCOME TAXES   -          -                  -            -
                         _________  _________         __________   __________

      NET LOSS         $  (232,477)$  (90,858)        $ (547,904) $  (222,750)
                         _________  _________         __________   __________
                         ---------  ---------         ----------   ----------

    BASIC AND DILUTED
    LOSS PER COMMON
    SHARE              $     (0.08)$    (0.03)        $    (0.19) $     (0.08)
                         _________  _________         __________   __________
                         ---------  ---------         ----------   ----------
    WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES
       OUTSTANDING       2,925,442 2,925,443           2,925,439    2,925,443
                         _________  _________         __________   __________
                         ---------  ---------         ----------   ----------


                             See accompanying notes

                               WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                  (UNAUDITED)



                                                     1999             2000
                                                 ___________       __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (547,904)      $ (222,750)
  Adjustments to reconcile net loss to net cash
    flows from operating activities
    Depreciation and amortization                     23,810           19,379
    Changes in assets and liabilities:
      Inventories                                    (13,346)          14,256
      Prepaid advertising                             98,169          (27,415)
      Other prepaid expenses                          61,899           31,735
      Other receivables                               (1,920)            (543)
      Other assets                                        94           (2,724)
      Accounts payable                                13,995           13,389
      Accrued liabilities                                237           (5,000)
                                                 ___________       __________

  Net cash used by operating activities             (364,966)        (179,673)
                                                 ___________       __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and fixtures                (10,461)          (6,133)
  Sale of short-term investments                     353,976          176,219
                                                 ___________       __________

  Net cash provided (used) by investing activities   343,515          170,086
                                                 ___________       __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock
    upon exercise of options                               6                -
                                                 ___________       __________

NET DECREASE IN CASH AND CASH EQUIVALENTS            (21,445)          (9,587)

CASH AND CASH EQUIVALENTS, beginning of period        93,521           79,220
                                                 ___________       __________

CASH AND CASH EQUIVALENTS, end of period          $   72,076        $  69,633
                                                 ___________       __________
                                                 -----------       ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Income taxes                                   $         -       $        -
                                                 ___________       __________
                                                 -----------       ----------

  Interest                                       $         -       $        -
                                                 ___________       __________
                                                 -----------       ----------


                             See accompanying notes

                               WHITEWING LABS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                  (Unaudited)


1.  Summary of Significant Accounting Policies

    a.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The balance sheet, statement of operations and cash flows at and for the periods ended September 30, 2000, have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    b.  Prepaid and Deferred Advertising

    Prepaid advertising includes $25,807 of costs related to the development of electronic in-home delivery of product advertising and Journal of Natural Health (TM) costs totaling $32,041. The Company expenses other costs of non-print media as incurred.

2.  Loss Per Common Share

    For the nine month periods ended September 30, 1999 and 2000, loss per common share was based on the historical weighted average number of shares outstanding. The diluted loss per share is not presented because the effect is anti-dilutive.

3.  Product Return Reserve

    An accrual for estimated sales returns is included in accrued liabilities in the amount of $5,000 at December 31, 1999.

4.  Advertising

    The Company had no commitments for magazine placements at September 30, 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General

The Company formulates its business plans and strategies based on certain assumptions by management regarding the size of the market for nutritional supplements, the products which the Company will be able to offer to the over age forty market, the Company's anticipated share of the market, and the estimated prices for and acceptance of the Company's products. Although these plans and assumptions are based on the best estimates of management, there can be no assurance that these assessments will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

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

The Company's strategy for the development of its business is to stress growth of its customer base over short-term profits; management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. The Company has made several substantial investments including expansion of its product line to 30 products and more targeted advertising, resulting in an increase in the customer base from 194,000 at September 30, 1999 to approximately 205,000 at September 30, 2000. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the Company's flagship product, Prostsafe (R).

Sales of Prostsafe (R) accounted for approximately 52.1% of the Company's sales for the nine months ended September 30, 2000, compared to approximately 51% of net sales for the nine months ended September 30, 1999. The Company anticipates that sales of Prostsafe (R) will continue to contribute a substantial but decreasing percentage of total revenues in subsequent periods as the Company increases its emphasis on other products. Despite this fact, a decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition.

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

Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of these financial statements and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements. See the Company's annual 10-KSB for the year ended December 31, 1999.


Results of Operations

Net Sales. Net sales during the nine months ended September 30, 2000 were $649,874, a decrease of 51.3% over net sales of $1,333,947 during the nine months ended September 30, 1999. At September 30, 2000, the Company's customer base had grown to approximately 205,000, up from approximately 194,000 at September 30, 1999. As the Company responded to declining response rates in certain segments of its mail order operations and reduced certain of its advertising and direct mail programs, compared to the first nine months of 1999, sales generated from these segments correspondingly declined. The
Company focused its primary efforts in the first nine months of 2000 on generating additional revenues from existing customers, with less emphasis on growing the customer base. The average orders from new and existing customers were approximately $96 and $99 respectively, for the nine months ended
September 30, 2000, compared to average orders of approximately $68 from new customers and $84 from existing customers for the nine months ended September 30, 1999. Total sales orders in the third quarter decreased primarily due to a reduction in advertising dollars spent. Losses during the first nine months of 2000 were mainly attributable to reduced revenue as the Company continued to experience increased competitive activity from large nutritional companies. Whitewing continued to reduce advertising activities with the least contribution to profitability.

Gross Profit. Gross Profit was 81.6% and 83.7% of net sales for the nine months ended September 30, 2000 and 1999, respectively.

Advertising Expense. During the nine months ended September 30, 2000, advertising expense decreased to $99,166 compared to $533,772 for the same period last year. The decrease reflects decreased direct response TV advertising in the first nine months of 2000. Advertising expense decreased as a percentage of net sales to 15.3% compared to 40.0% of net sales for the same period last year.

Selling Expense. During the nine months ended September 30, 2000, selling expenses decreased to $289,475, compared to $726,641 for the same period in 1999, and increased as a percentage of net sales to 44.5%, compared to 54.5% of net sales for the nine months ended September 30, 1999. The percentage decrease was primarily due to a selective use of testing of Electronic In-House Marketing in the first nine months of 2000 compared to 1999.

General and Administrative Expense. Primarily as a result of cost-cutting measures, general and administrative expenses decreased in absolute dollars to $416,553 for the first nine months of 2000, from $458,744 for the first nine months of 1999. For the nine months ended September 30, 2000, general and administrative expenses represented 64.1% of net sales, increasing from 34.4% for the nine months ended September 30, 1999. The percentage increase was due primarily to reduced revenue.

Loss From Operations. The Company incurred losses from operations for the nine months ended September 30, 2000 of $222,750, compared to losses from operations of $547,904 during the nine months ended September 30, 1999. Losses during the first nine months of 2000 were mainly attributable to reduced revenue as the Company continued to experience increased competitive activity from large nutritional companies. Whitewing continued to reduce advertising expenditures with the least contribution to profitability.

During the first nine months of 2000, the Company significantly reduced advertising and selling expenditures and focused on efforts to generate additional revenue from existing customers.

We still are experiencing a softness in the marketplace as reflected in the lower sales and the increased operating loss in the third quarter of 2000 which have continued into the fourth quarter of 2000. In an effort to address this problem we are concentrating on gaining new distribution channels for our products. A major element of this strategy will be to launch new and innovative products. We also plan to initiate a new advertising campaign to launch these products. Our ability to successfully introduce new products will be subject to numerous factors, many of which are beyond our control, and therefore cannot be assured.


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

At September 30, 2000, the Company had cash and short-term investments on hand of $727,479 down $185,806 from the December 31, 1999 amount of $913,285. The decrease was primarily the result of some expenses coming due earlier in the year than previously expected.

The Company believes that the remaining proceeds from the offering will finance the Company's operating deficit at currently anticipated levels for a period of at least 12 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

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

   Dated:  August 10, 2000

