Form 10-K
period 2000-12-31
WHITEWING LABS INC
filed 2001-03-30
CIK 1001260

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

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenue for the year ended December 31, 1999 was $853,185.

    The aggregate market value of the voting stock held by non-affiliates as of February 23, 2001, computed by reference to the price at which the stock was sold, or the average closing bid and asked quotations of such stock, was $253,535.10.

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

Market

    Census data indicates that the U.S . population includes more than 55 million men between the ages of 45 and 85. That number is projected to increase to 64 million by the year 2002. Women between the ages of 55 and 85 now number approximately 70 million, and are expected to number more than 80 million by the year 2002.

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

Marketing Strategy

    The Company's strategic marketing plan utilizes a two-pronged approach.
The first approach (or "front-end" component) entails efforts to capture new customers from the target population through electronic in-home delivery of product advertising, direct mail and print advertising. Selection of airings for electronic media placements and mailing lists for direct mail, is based upon response rates to date. The Company determines which of the electronic media placements or mailing lists tested have the most potential for generating meaningful sales, and thus should be used on a more extensive basis. In addition, the Company has placed display advertisements in a variety of local and national magazines. Electronic in-home delivery of product advertising includes use of television and the internet. Direct mail advertising includes postcard inserts, tear sheets, holiday special mailers and the Journal of Natural Health "TM". During 2000, the Company reacted to declining response rates in certain segments of its mail order operations by reducing advertising and selling costs from $1,543,041 in 1999 to $581,206 in 2000. The strategy for 2001 involves a more rigorous selection process in identifying and implementing advertising programs designed to attract and retain new customers.

    The second part of the Company's approach, and the potentially more profitable element of its marketing strategy, involves generating repeat orders from existing customers, since the selling and advertising costs incurred in these orders are expected to continue to be considerably lower. Four mailings per year to its customer base are planned for the Company's in-house Journal of Natural Health "TM", which promotes products available from the Company. In addition, the Company offers two or three holiday sales per year. The Company's products are sold with an unconditional, money back guarantee which alleviates the basis for customer complaints. Product returns through December 31, 2000, have been less than 3% of sales.

Products

    The Company's two main products, which accounted for 46.6% and 23% respectively of the Company's total revenue for the year ended December 31, 2000, are:

    PROSTSAFE "R" and PROSTSAFE"R" PLUS: Formulated to alleviate the symptoms associated with prostatitis and benign prostate hyperplasia ("BPH"). Helps to reduce troublesome symptoms such as urination difficulties, increased frequency and urgency of urination, and low back pain. A blend of natural herbs, vitamins, minerals and amino acids.

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

    IMMUNE DEFENSE "TM": Combines important nutrients formulated to help the body's immune system combat viruses, bacteria, foreign proteins, yeasts and fungi. Immune Defense( can increase immune system activity as well as strengthen the fundamental organs and glands involved in the body's immune response.

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

    VITAMIN AND MINERAL SYSTEM(: A nutrient mix that supports circulatory, immune, bone, joint and eye health, as well as men's and women's reproductive health.

    VITAMIN C: This combination of ascorbic acid and citrus bioflavonoids aids our body in fighting infection, coping with stress, healing wounds and works as a powerful anti-oxidant.

    FRUIT MIGHT "TM" , VEGGIE MIGHT "TM" , and GREEN MIGHT "TM": Developed to provide phytochemicals and carotenoids as supplements to a healthy diet which includes fruits and vegetables. Includes wheat grass, chlorella and other natural extracts.

    The following new products were developed during 2000:

    ANTI-GLOOM "TM":  Formulated to aid in mood elevation.

    VITAMIN B COMPLEX: This combination of vitamin Bs is formulated to aid nerve function and stamina.

    VITAMIN E:  Formulated to reduce heart disease.

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

Item 2.  Description of Property.

    The Company leases a 1,754 square foot office in Mission Hills, California. This lease expires in September 2001, and management does not intend to seek renewal. The company is considering various alternatives believes ample space will be available.

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

Common Stock                                 1999                   2000
                                         High      Low         High       Low
     First Quarter ended March 31,     $7/8        $1/2        $9/16      $5/32
     Second Quarter ended June 30,     $13/16      $1/4        $9/64      $7/32
     Third Quarter ended September 30, $17/32      $3/16       $9/32      $3/16
     Fourth Quarter ended December 31, $1/32       $1/64       $19/32     $1/8

     Warrants

     First Quarter ended March 31,     $1/8        $1/32       $1/8       $1/64
     Second Quarter ended June 30,     $3/32       $1/32       $1/32      $1/32
     Third Quarter ended September 30, $1/16       $1/32       $1/32      $1/64
     Fourth Quarter ended December 31, $1/32       $1/32       $1/64      $1/64

    On February 23, 2001, the closing bid and asked quotations for the Common Stock, as reported on the OTCBB, were $.15 and $.15, respectively, per share. On that date, the closing bid and asked quotations for the Warrants, as reported on OTCBB, were $.001 per Warrant.

Description of Securities

    The Company is authorized to issue up to 10,000,000 shares of Common Stock, $.001 par value, and 500,000 shares of preferred stock, $.001 par value. As of February 1, 2001, there were 326 holders of record of shares of the Company's Common Stock and 326 holders of record of Warrants, including shares and Warrants held in "street" or "nominee" names for an undetermined number of beneficial holders. Prior to the Company's public offering, shares of preferred stock were sold to raise equity capital. See Item 6, "Management's Discussion and Analysis, Liquidity and Capital Resources". In connection with the public offering, all of these shares were converted into Common Stock. No shares of preferred stock were outstanding as of February 1, 2001.

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

    Since November 4, 1997 when the exercise price of the Warrants was reduced, the holder of two Warrants was entitled to purchase one share of the Company's Common Stock at a price of $3.00 (previously $7.00) per share during a three-year period ended on February 9, 1999. These warrants have been extended to expire on February 9, 2002. The Company may at any time and from time to time extend the term of the Warrants or reduce the exercise price of the Warrants. Unless exercised during the exercise period, the Warrants will expire automatically. The holders of Warrants as such, are not entitled to vote, to receive dividends or to exercise any of the rights of stockholders for any purpose. Since February 9, 1997, the Company has been entitled, at its discretion, to call all of the Warrants for redemption on 45 days prior written notice at a redemption price of $.05 per Warrant. However the Warrants cannot be called for redemption unless and until: (i) the closing bid price of the Company's Common Stock exceeds the exercise price of the Warrants by at least 50% during a period of at least 20 of the 30 trading days immediately preceding the notice of redemption; (ii) the Company has in effect a current registration statement covering the Common Stock issuable upon exercise of the Warrants; and
(iii) the expiration of the 45 day notice period is within the term of the Warrants. If the Company elects to exercise its redemption right, holders of Warrants may either exercise their Warrants, sell such Warrants in the market or tender their Warrants to the Company for redemption. Within five business days after the end of the 45 day period, the Company will mail a redemption check to each holder of a Warrant who holds unexercised Warrants as of the end of the 45 day period, whether or not such holder has surrendered the Warrant certificates for redemption. The Warrants may not be exercised after the end of such 45 day period.

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

Rights to Acquire Shares

    As of February 25, 2001, a total of 428,685 shares of Common Stock have been reserved for issuance upon exercise of outstanding options granted under the Company's Stock Option Plan. All of these shares, together with the additional 571,315 shares available for the future grant of options under the Stock Option Plan, have been registered under the Securities Act. The exercise price of the outstanding options ranges between $0.089 and $5.00, with a weighted average exercise price of $.863 per share. In connection with the Company's initial public offering, the Representatives of the Underwriters acquired options to purchase up to 90,000 shares of Common Stock at $6.00 a share and 90,000 Warrants at $.24 a warrant in connection therewith (the "Representative's Securities"). The Representative's Securities expired unexercised on February 9, 2001. During the terms of the outstanding options the holders thereof will have the opportunity to profit from an increase in the market price of the Company's Common Stock with resulting dilution in the interest of holders of Common Stock. The existence of such stock options may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options can be expected to exercise or convert such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise or conversion of such options.

Dividend Policy

    The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the development and expansion of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

    Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of the financial statements of the Company set forth elsewhere herein and the Company assumes no obligation to update the forward-ooking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

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

    The Company continued its plan of expanding its customer database during 2000 by exploring other direct response media such as electronic in-home delivery of product advertising. Utilizing a large portion of the net proceeds from its February 1996 initial public offering, the Company invested approximately $581,206 in selling and advertising expense in furtherance of this strategy during the year ended December 31, 2000. These expenditures have not started to produce comparable increases in revenue. As a result, the Company reported a loss for the year. It is anticipated that the Company will continue to stress growth of the customer database over short-term profits; the Company's management believes potential net earnings will be driven by continued growth of the customer database.

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

    Sales of the Company's PROSTSAFE "R" product accounted for approximately 51% and 46.6% of net sales for the years ended December 31, 1999 and 2000, respectively. During 2000, SEXHILARATE "R" accounted for 22.7% of net sales. The Company anticipates that sales of PROSTSAFE "R" will continue to contribute a substantial portion of total revenues in subsequent periods. A decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition, particularly if not offset by growth in sales of SEXHILARATE "R" or other products. The markets for the Company's products are characterized by changing customer demand, short product life cycles, and frequent new product introductions. The performance of the Company will depend on the ability of the Company to develop and market new products that will gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company's operating performance would be adversely affected if the Company were to incur delays in developing new products or if such products did not gain market acceptance. Therefore, there can be no assurance that the Company's existing or future products will be sufficiently successful to enable the Company to effectively compete in its prospective market or, should the Company's product offerings meet with significant customer acceptance, that one or more current or future competitors will not introduce products which render the Company's products noncompetitive.

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



Statements of Operations Data:

                                                     Year ended December 31,
                                                   1999                 2000
Net sales                                     $ 1,665,129          $  853,185
Gross profit                                    1,379,214             696,893
Operating expenses:
   Selling and advertising expenses             1,543,041             581,206
   General and administrative expenses            598,314             572,089
   Total operating expenses                     2,141,355           1,153,295
Loss from operations                             (762,141)           (456,402)
Other income, net                                  73,245              63,580
Loss before provision
   for income taxes                              (688,896)           (392,822)
Income tax provision                              (25,350)            (25,000)
Net loss                                      $  (714,246)           (417,822)

Net loss attributable
   to common shareholders                     $  (714,246)        $  (417,822)

Basic and diluted loss per common share       $     (0.24)        $     (0.14)

Weighted average number of
   common shares outstanding                    2,925,440           2,925,443


                                                     Year ended December 31,
Balance Sheet Data:                                1999                 2000

Working capital                               $ 1,113,599           $ 709,772
Total assets                                    1,223,276             799,736
Total liabilities                                  20,671              14,953
Shareholders' equity                            1,202,605             784,783
____________________________


Results of Operations

    The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations.

Percentage of Net Sales

                                                   Year ended December 31,
                                               1999                        2000
Net sales                                    100%                       100%
Gross profit                                  82.8%                      81.7%
Selling and advertising expenses              92.7%                      68.1%
General and administrative expenses           35.9%                      67.1%
Loss before income taxes                     (41.4%)                    (46.0%)
Income Tax Provision                          (1.5%)                     (2.9%)
Net loss                                     (42.9%)                    (49.0%)


    Net Sales. Net sales decreased in 2000 by 48.8% to $853,185 compared to $1,665,129 in 1999. The Company varied its efforts to attract new customers in 2000 and experienced growth from its existing customer base. The customer base grew to approximately 208,000 customers at December 31, 2000 from approximately 185,000 customers at December 31, 1999. The decrease in sales is attributed to increased competitive offers. The customer base grew but many were single, one-time buyers.

    Reorders from existing customers accounted for approximately 89% and 95% of net sales in 1999 and 2000, respectively.

    Gross Profit. Cost of goods sold for the Company's products represents only a small percentage of net sales. During the years ended December 31, 1999 and 2000, the Company generated gross profit of $1,379,214 and $696,893, respectively, or 82.8% and 81.7% of net sales, respectively. Although sales of Prostsafe "R" and Sexhilarate "R" represented approximately 46.6% and 22.7% of total sales, respectively, in 2000, sales of the Sexual Energy package (including Prostsafe "R" and Sexhilarate "R") which yield a significantly lower margin, also increased.

    Selling and Advertising Expense. During the year ended December 31, 2000, selling and advertising expense decreased by 62.3% to $581,206, representing 68.1% of net sales, compared to $1,543,041, or 92.7% of net sales, in 1999. This expense decrease resulted primarily from a shift away from print advertising towards other media such as electronic in-home delivery of product advertising as the Company sought more favorable response rates for the marketing dollar. In 2000 and 1999, advertising expense was $145,464 and $627,671 , respectively, or 17.1% and 37.6% of net sales, respectively.

    Prepaid advertising at December 31, 2000, includes approximately $40,822 of costs related to the development of electronic in-home delivery of product advertising. The Company is expensing costs related to the development of electronic in-home delivery of product advertising over a period not to exceed the lesser of the revenue earning stream directly related to advertising or one year, whichever comes first.

    General and Administrative Expense. General and administrative expenses decreased 3.2% to $572,089 or 67.1% of net sales for the year ended December 31, 2000 compared to $598,314 or 35.9% of net sales in 1999.

Year 2000

    Management has reviewed its internal software and hardware components and believes that the Company's systems are Year 2000 compliant. Management has also made inquiries of its primary vendors as to the capabilities of their systems with respect to the Year 2000. At this time, it has been conclusively determined that the systems of these vendors are Year 2000 compliant. Based on recent discussions with the vendors, management believes the vendors will be capable of meeting the needs of the Company beyond the year 2000. The Company did not experience any problems with the calendar change of the Year 2000.

Liquidity and Capital Resources

    During the years ended December 31, 2000 and 1999, the Company's operations required cash of $338,295 and $455,843, respectively. As of December 31, 2000, the Company had cash and short-term investments on hand of $564,443. The Company has no commitments for placements of electronic in-home delivery of product advertising and magazine advertisements as of December 31, 2000.

    Management currently anticipates that the Company will generate sufficient cash flow, supplemented by the remaining balance of the net proceeds to the Company from its initial public offering, to finance the Company's operations at currently anticipated levels at least through the end of 2001. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources. In addition, management believes that the Company's growth may be restarted by the use of the net proceeds of the offering to finance various marketing, advertising and promotional activities.

    The Company's ability to continue operations beyond the year 2000 will depend upon its ability to generate a significant cash flow from its operations. If sufficient cash flow is not being generated at the end of this year, the Company would be required to seek additional funds through equity, debt or other external financing. There can be no assurance that any additional capital resources which the Company may need will be available if and when required, or on terms that will be acceptable to the Company. If additional financing is not pursued, the Company may be required to forego a substantial interest in its future revenues or dilute the equity interests of existing shareholders, and a change in the control of the Company could result.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    The directors and executive officers of the Company are as follows:


    Name                Age       Positions
Cynthia Kolke           53        President, Assistant Secretary and Director

R. Bruce Stewart        63        Chairman of the Board, Secretary and
                                  Treasurer

Paul R. Ryan            55        Director

William D. Fox          63        Director


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

    Subject to the terms of applicable employment agreements, of which there currently are none, officers are appointed by and serve at the discretion of the Board of Directors. The Company's Certificate of Incorporation currently provide for a Board of Directors divided into two classes of directors serving staggered terms, with one-half of the total number of authorized directors

(currently four) to be elected at each annual meeting of the Company's stockholders to serve a 2-year term. No family relationships exist between any of the officers or directors of the Company. Terms for William D. Fox and Paul
R. Ryan expire in 2001. Terms for Cynthia Kolke and R. Bruce Stewart expire in 2002.


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

Item 10.  Executive Compensation.

    The following table summarizes the annual compensation paid by the Company during fiscal years ended December 31, 1999 and 2000 to the President of the Company. No other executive officer of the Company received an annual salary and bonus exceeding $100,000 during the year ended December 31, 2000.


    Summary Compensation Table
                                             Annual Compensation
Name and                                    Salary   Bonus  Other
Principal Position                    Year     $       $      $
Cynthia Kolke,                        1999    88,500  -      -
President, Assistant                  2000    88,500  -      24,700*
Secretary and Director


*Includes payments of $24,700 of accrued vacation.

The Company leases and pays the insurance on an automobile on Ms. Kolke's behalf at a cost of $4,298 in 2000.

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

    As of February 25, 2001, options to purchase an aggregate of 428,685 (416,685 are vested) shares of Common Stock, at prices ranging from $0.089 to $5.00 per share, under the Stock Option Plan were outstanding and held by a total of 4 officers, directors, employees and consultants, including options to purchase 247,500, 97,500, 15,000, and 15,000 shares granted to Ms. Kolke, Mr. Stewart, Mr. Ryan and Mr. Fox, respectively. No options were granted by the Company during the year ended December 31, 2000.

Option Values as of December 31, 2000

                           Number of Unexercised         Value of Unexercised
                                Options at             In-the-Money Options at
                            Fiscal Year-End 2000      Fiscal Year-End 2000 (1)
Name                    Exercisable / Unexercisable Exercisable / Unexercisable
Cynthia Kolke             247,500   /    0              $0      /      $0

(1) Assumes that a share of Common Stock was valued at $.125 per share on December 31, 2000, which is less than the option exercise price.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 25, 2001, by (i) each director and executive officer of the Company, (ii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and (iii) all directors and executive officers of the Company as a group. Except as may be indicated in the footnotes to the table, each of such persons has sole voting and investment power with respect to the shares owned, subject to applicable community property laws. The address of each individual listed is in care of the Company, 15455 San Fernando Mission Boulevard, Suite 105, Mission Hills, California 91345.


                                                Shares Beneficially Owned*

                                              Number                   Percent
Acacia Research Corporation (1)
12 S. Raymond Ave., Ste. B
Pasadena, CA 91105                           789,709                    27.0%

R. Bruce Stewart (2)(3)                      996,209                    34.1%

Cynthia Kolke (3)                            262,500                     9.0%

Paul R. Ryan (2)(3)                          808,709                    27.6%

William D. Fox (3)                            15,000                      .005%

All directors and executive
officers as a group (4 persons) (2)(3)     1,273,709                    43.5%


* In calculating beneficial and percentage ownership, all shares of Common Stock which a named stockholder will have the right to acquire from February 23, 2001, upon exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. As of February 23, 2001, an aggregate of 2,925,443 shares of Common Stock were outstanding. Except as otherwise indicated in the footnotes to the table, this does not take into account currently exercisable stock options outstanding as of February 25, 2000 to purchase an aggregate of 428,685 shares, nor the Warrants outstanding as of February 23, 2001 to purchase up to 517,500 additional shares of Common Stock.

(1) Includes 267,250 shares held of record by Acacia as security for repayment of debts owed to Acacia by third parties.

(2) Includes in the case of each of Messrs. Stewart and Ryan all shares held of record by Acacia, of which they are directors, and executive officers.

(3) Includes shares issuable upon exercise of currently exercisable options, including 97,500 shares in the case of Mr. Stewart and 247,500 shares in the case of Ms. Kolke. One hundred percent of the options to purchase 15,000 shares granted to Mr. Fox became exercisable on February 9, 2001 and eighty percent of the options to purchase 15,000 shares granted to Mr. Ryan became exercisable on October 17, 1999 and are therefore included.

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

     (b)   Reports on Form 8-K

    None

    (c)    Index to Financial Statements.

                                                                Page
Independent Auditors' Report                                    F-1

Balance Sheet as of December 31, 2000                           F-2

Statements of Operations for the years ended
   December 31, 1999 and 2000                                   F-3

Statements of Shareholders' Equity for the years ended
   December 31, 1999 and 2000                                   F-4

Statements of Cash Flows for the years ended
   December 31, 1999 and 2000                                   F-5

Notes to Financial Statements                                   F-6 - F-11


                                     SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Whitewing Labs, Inc.



                              By:    /s/  Cynthia Kolke
                                   Cynthia Kolke
                                   President, Assistant Secretary and Director
                                   Dated:  March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/  R. Bruce Stewart     Chairman of the Board               March 29, 2001
R. Bruce Stewart            of Directors, Secretary
                            and Treasurer



  /s/  Cynthia Kolke        Director, Assistant                 March 29, 2001
Cynthia Kolke               Secretary



  /s/  Paul R. Ryan         Director                            March 29, 2001
Paul R. Ryan



  /s/  William D. Fox       Director                            March 29, 2001
William D. Fox

                           INDEPENDENT AUDITOR'S REPORT




To the Shareholders of Whitewing Labs, Inc.

We have audited the accompanying balance sheet of Whitewing Labs, Inc. as of December 31, 2000 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitewing Labs, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 1999 and 2000 in conformity with generally accepted accounting principles.


                                      /s/  Moss Adams LLP
                                      MOSS ADAMS LLP



Los Angeles, California
February 12, 2001



WHITEWING LABS, INC.




















                                         F-1



                             WHITEWING LABS, INC.

                               BALANCE SHEETS

                              DECEMBER 31, 2000


                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $    50,044
   Short-term investments                                        514,399
   Inventories                                                    61,083
   Prepaid expenses
      Advertising                                                 52,508
      Other                                                       35,696
   Other receivables                                              10,995
                                                             ___________
      Total current assets                                       724,725
                                                             ___________

EQUIPMENT:
   Furniture and fixtures                                        167,851
   Accumulated depreciation                                      148,346
                                                             ___________
                                                                  19,505
                                                             ___________

OTHER ASSETS
   Trademarks                                                     51,137
   Other                                                           4,369
                                                             ___________
                                                                  55,506
                                                             ___________

                                                               $ 799,736
                                                             ===========





The accompanying notes are an integral part of these financial statements




                                        F-2a


                               WHITEWING LABS, INC.

                                 BALANCE SHEETS

                                DECEMBER 31, 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY



   Accounts payable                                             $     14,953


SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value:
      10% cumulative, 500,000 shares authorized;
      no shares issued and outstanding                                    -
   Common stock, $.001 par value:
      10,000,000 shares authorized; 2,925,443 shares
      issued and outstanding                                          2,925
   Paid-in capital                                                6,248,752
   Accumulated deficit                                           (5,466,894)
                                                                 __________

	Shareholders' equity                                          784,783
                                                                 __________

                                                                $   799,736
                                                                 ==========






The accompanying notes are an integral part of these financial statements




                                        F-2b

                                 WHITEWING LABS, INC.

                                STATEMENT OF OPERATIONS

                       YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                  1999                2000
NET SALES                                    $ 1,665,129         $  853,185
COST OF GOODS SOLD                               285,915            156,292
                                              __________         __________
   Gross profit                                1,379,214            696,893
                                              __________         __________

OPERATING EXPENSES:
   Advertising                                   627,671            145,464
   Selling                                       915,370            435,742
   General and administrative                    598,314            572,089
                                              __________         __________
                                               2,141,355          1,153,295
                                              __________         __________
   Loss from operations                         (762,141)          (456,402)

OTHER INCOME, net                                 73,245             63,580
                                              __________         __________
   Loss before income taxes                     (688,896)          (392,822)

PROVISION FOR INCOME TAX                         (25,350)           (25,000)
                                              __________         __________
NET LOSS                                     $  (714,246)       $  (417,822)
                                              ==========         ==========

BASIC AND DILUTED LOSS PER COMMON SHARE      $     (0.24)       $     (0.14)
                                              ==========         ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   2,925,440          2,925,443
                                              ==========         ==========

The accompanying notes are an integral part of these financial statements


The accompanying notes are an integral part of these financial statements

                                      F-3

                             WHITEWING LABS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1999 AND 2999
                                   Common Stock              Treasury Stock
                                Shares       Amount       Shares       Amount

BALANCE, December 31, 1998      2,925,438  $   2,925       -        $      -

  Exercise of stock options             5         -       -                -
  Net loss                              -         -       -                -
                                _________  _________      _______   ________


BALANCE, December 31, 1999      2,925,443  $   2,925            -   $      -

  Net loss                              -          -            -          -
                                _________  _________      _______   ________

BALANCE, December 31, 2000      2,925,443  $   2,925            -   $      -

                               =========  ==========      =======   ========




The accompanying notes are an integral part of these financial statements
                                      F-4a

                             WHITEWING LABS, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1999 AND 2000
                                  Paid-In        Accumulated
                                  Capital           Deficit           Total

BALANCE, December 31, 1998       $6,248,746     $ (4,334,826)      $1,916,845

  Exercise of stock options               6                -                6
  Net loss                                -         (714,246)        (714,246)

                                 __________      ___________       __________

BALANCE, December 31, 1999       $6,248,752     $ (5,049,072)      $1,202,605

  Net loss                                -         (417,822)        (417,822)

                                 __________      ___________       __________

BALANCE, December 31, 2000       $6,248,752     $ (5,466,894)     $   784,783

                                 ==========      ===========       ==========




The accompanying notes are an integral part of these financial statements
                                      F-4b


                              WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                        1999         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(714,246)  $ (417,822)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                     31,910       24,542
      Changes in assets and liabilities:
         Inventories                                    (8,331)      26,929
         Prepaid advertising                           214,684      (22,075)
         Other prepaid expenses                         14,776       19,709
         Other receivables                              (4,137)      11,140
         Deposits                                         (666)           -
         Accounts payable                              (14,314)        (718)
         Accrued liabilities                              (519)      (5,000)
         Deferred income taxes                          25,000       25,000
                                                    __________    _________
      Net cash used in operating activities           (455,843)    (338,295)
                                                    __________    _________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and fixtures                  (10,461)      (6,472)
   Development of trademarks                            (2,963)      (4,077)
   Redemption of short-term investments, net           454,960      319,668
                                                    __________    _________
      Net cash provided by investing activities        441,536      309,119
                                                    __________    _________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock
      upon exercise of options                               6            -
                                                    __________    _________

      Net cash provided by financing activities              6            -
                                                    __________    _________
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                   (14,301)     (29,176)
                                                    __________    _________
CASH AND CASH EQUIVALENTS,
   Beginning of year                                    93,521       79,220
                                                    __________    _________
CASH AND CASH EQUIVALENTS,
   End of year                                      $   79,220    $  50,044
                                                    __________    _________
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
   Cash paid for income taxes                      $       350    $     850
   Cash paid for interest                                    -            -
                                                    __________    _________



The accompanying notes are an integral part of these financial statements

                                 WHITEWING LABS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                 DECEMBER 31, 2000


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

    Production and order taking are outsourced to independent contractors, which potentially subject the Company to a concentration of supplier risk. In addition, substantially all printing is handled by an outside company and substantially all advertising placement, including airing time for electronic in-home delivery of product advertising, is handled by outside service agencies. Although these services are currently concentrated with a few key suppliers, management believes that other suppliers could provide similar services and comparable terms. A change in suppliers, however, could cause delay in manufacturing, shipping, advertising placements and a possible loss of sales which could affect operating results adversely.

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

    Short-term investments consist of certificates of deposit with original maturities of greater than three months but less than one year and which are readily convertible to cash. Short-term investments are valued at cost, which approximates market value as of December 31, 2000.

    d.  Inventories

    Inventories consist of finished goods and shipping supplies. Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market value.

    e.  Prepaid Advertising

    Electronic and printed materials comprise the main components of the Company's direct-response marketing efforts. Payments to vendors in advance of the run date are included in prepaid advertising. Respondents are logged into a customer database which indicates the source of each customer's response to the specific advertisement. Prepaid and deferred print advertising placements and mailings are amortized over the lesser of one year or the number of months in which the related direct responses are expected to be received. The Company evaluates the realizability of its direct-response advertising by comparing the carrying amount of prepaid and deferred advertising at each balance sheet date on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result from such advertising. Any excess carrying amount over probable remaining future revenues is reported as advertising expense in the current period. Newspaper and weekly publications are expensed in the month of issue. Magazines which are available prior to the middle of the month preceding the issue date are amortized over a three month period. Magazines which are available subsequent to the middle of the month preceding the issue date are amortized over a four month period. Costs to develop, edit, and reproduce infomercials and commercials for airing at local television stations nationwide are amortized over a period of twelve months or the estimated revenue earning stream, whichever is less. Prepaid advertising at December 31, 2000 includes approximately $40,822 of costs related to the development of infomercial advertising. Advertising expense was $627,671 and $145,464 for the years ended December 31, 1999 and 2000, respectively.

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

    g.  Trademarks

    Costs incurred to develop proprietary trademarks are capitalized and amortized using the straight-line method over a forty-year period.

    h.  Income Taxes

    The Company accounts for income taxes using the asset and liability method. Income taxes are further explained in Note 5.

    i.  Revenue Recognition

    Revenue is recorded at the time of shipment.

    j.  Earnings Per Share

    Basic earnings per share are calculated based on weighted average shares outstanding for the period without giving effect to outstanding common stock equivalents while diluted earnings per share considers the effect of common stock equivalents on weighted average shares outstanding. The common stock equivalents had no dilutive effect in 1999 or 2000.

    k.  Recently Issued Accounting Pronouncements

    During 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125", SFAS No. 139, "Recission of FASB Statement No. 53 Financial Reporting by Producers and Distributors of Motions Picture Films and amendments to FASB Statements No.

    63, 89, and 121", and SFAS No. 138, "Accounting for Derivative Instruments and Hedging activities - an amendment of financial Accounting Standard Statement No. 133", which are effective for years after 2000. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

    l.  Stock-Based Compensation

    As permitted by SFAS 123, "Accounting for Stock-Based Compensation", the Company continues to apply APB Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. The new standard allows the Company to continue to account for stock-based compensation under APB 25, with disclosure of the effects of the new standards. Stock options are further disclosed in Note 6.

3.  Restricted Cash

By agreement with its credit card service organization, the Company is required to maintain a reserve cash account with a balance equal to an agreed upon percentage of the prior six months' gross sales volume for credit card transactions subject to chargeback and return ratios. As of December 31, 2000, $20,000 of cash reserved for this purpose is included in cash and cash equivalents in the accompanying balance sheet.

4.  Commitments and Contingencies

    a.  Lease

    The Company leases its office space under an operating lease agreement, expiring September 2001. The remaining lease commitment for 2001 is $32,473.

    Rent expense in 1999 and 2000 was $48,923 and $49,665, respectively.

    b.  Regulation

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

At December 31, 2000, the Company had net operating loss "NOL" carryforwards of approximately $5,280,000 for Federal income tax purposes available to reduce future Federal taxable income through 2020. Approximately $2,200,000 is available to reduce future state taxable income in California. State NOL carryforwards also expire through 2010. The Company had approximately $1,000,000 of NOL carryovers ("pre-change NOLs") for federal tax return purposes at December 31, 1995. As a result of an ownership change in 1995, the Company's ability to utilize pre-change NOL carryovers is limited to approximately $400,000 per year for Federal tax purposes.

A reconciliation of statutory tax rates to the reported effective income tax rates for 1999 and 2000 are:

                                               1998           1999
                                               -------       --------

Statutory rate
   Federal                                     (34.0)%       (34.0)%
   State, net of Federal benefit                (5.8)         (5.8)

Change in tax asset valuation allowance         42.7          46.6

Other                                            0.8          (0.4)
                                               _____          _____
                                                 3.7%          6.4%
                                               =====          =====

Temporary differences and carryforwards as of December 31, 2000 which give rise to the net deferred tax asset are as follows:

   Deferred tax assets:
      Federal net operating loss carryforwards                 $1,795,000
      State net operating loss carryforwards-California           128,000
      State net operating loss carryforwards-Arizona               32,000

      Less - Valuation allowance                               (1,935,000)
                                                                _________
          Total deferred tax assets                                20,000
                                                                _________

   Deferred tax liabilities:
      Prepaid advertising                                         (16,000)
      Accumulated depreciation and amortization                    (4,000)
                                                                _________
   Total deferred tax liabilities                                 (20,000)
                                                                _________
   Net deferred tax asset                                     $         0
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

    c.  Options Granted

    The following is a summary of qualified and nonqualified options for the years ended December 31, 1999 and 2000:

                                                             Number of Options
Qualified Options:                            Exercise       Granted     Vested

Balance, December 31, 1998                  $ 0.089          97,500     97,500
                                                                       =======
   Granted                                        -               -
   Exercised                                      -               -
   Expired                                        -               -
                                            _______         _______

Balance, December 31, 1999                  $ 0.089          97,500     97,500
                                                                       =======
   Granted                                        -               -
   Exercised                                      -               -
   Expired                                        -               -
                                            _______         _______

Balance, December 31, 2000                  $ 0.089          97,500     97,500
                                             =======        ========   =======

Nonqualified Options:

Balance, December 31, 1998                  $0.089 - 5.00   376,185    317,190
                                                                       =======
   Granted                                       -                -
   Exercised                                $1.25                (5)
   Expired                                  $1.00 - 1.25    (44,995)
                                            _______         _______

Balance, December 31, 1999                  $0.089 - 5.00   331,185    307,685
                                                                       =======
   Granted                                   -                    -
   Exercised                                     -                -
   Expired                                       -                -
                                            _______         _______

Balance, December 31, 2000                  $0.089 - 5.00    331,185   319,185
                                             =======        ========   =======


The Company accounts for the Plan with regard to the Company's employees, officers and directors under Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost is recognized for the issuance of stock options to employees, officers, and directors. No stock options were granted in 1999 or 2000.

The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for stock grants in 1999 and 2000: risk-free interest rate of 5.2%, no expected dividend yield; expected lives of 7 years; expected volatility of approximately 124%.

7.  Warrants and Stock Options

In conjunction with its initial public offering in February 1996, the Company issued 1,035,000 common stock purchase warrants at $0.20 per share which had to be purchased together on the basis of one share of common stock and one warrant, but tradable separately thereafter. The holder of two warrants is entitled to purchase one share of the Company's Common stock at $3.00 per share prior to February 9, 2002. The warrants may be redeemed by the Company under certain circumstances. In connection with the Company's initial public offering, the representatives of the underwriters acquired 90,000 warrants. As of December 31, 2000, no warrants have been exercised.

8.  Operating Segments

The Company's products comprise a single operating segment. Sales are made to a large number of customers throughout the United States. Sales of two of the Company's products comprised 77% of total sales in 1999 and 2000.