Form 10-Q
period 2001-03-31
WHITEWING LABS INC
filed 2001-05-14
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-QSB

                                       (Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2001

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

The number of shares of common stock outstanding as of April 30, 2001 was 2,925,438.

                               WHITEWING LABS, INC.


                    FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS




                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Independent Accountant's Report                                 3

           Balance Sheets at December 31, 2000 and March 31, 2001          4

           Statements of Operations for the Three Months Ended
             March 31, 2000 and 2001                                       6

           Statements of Cash Flows for the Three Months Ended
             March 31, 2000 and 2001                                       7

           Notes to the Financial Statements                               8

Item 2.    Management's Discussion and Analysis of Results
             of Operations and Financial Condition                        10

SIGNATURE PAGE                                                            13

                           INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors and Shareholders
Whitewing Labs, Inc.


We have reviewed the accompanying balance sheet of Whitewing Labs, Inc., as of March 31, 2001, and the related statements of operations and cash flows for the three-month period then ended. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 4, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Whitewing Labs, Inc. as of December 31, 2000, and the related statements of income, shareholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 12, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.



/s/  Moss Adams LLP
MOSS ADAMS LLP




Los Angeles, California
April 19, 2001

                             WHITEWING LABS, INC.

                               BALANCE SHEETS

                    DECEMBER 31, 2000 AND MARCH 31, 2001

                                    ASSETS



                                                 December 31,      March 31,
                                                     2000            2001
                                                 ___________      ___________
                                                                  (Unaudited)

    CURRENT ASSETS:
      Cash and cash equivalents                  $    50,044      $    36,484
      Short-term investments                         514,399          414,678
      Inventories                                     61,083           79,234
      Prepaid advertising                             52,508           59,550
      Other prepaid expenses                          35,696           38,709
      Other receivables                               10,995            9,115
                                                 ___________      ___________

         Total current assets                        724,725          637,770

    EQUIPMENT:
      Furniture and fixtures                         167,851          167,851
      Less--accumulated depreciation                (148,346)        (152,605)
                                                 ___________      ___________

                                                      19,505           15,246
                                                 ___________      ___________

    OTHER ASSETS:
      Trademarks                                      51,137           50,934
      Other                                            4,369            4,369
                                                 ___________      ___________
                                                      55,506           55,303
                                                 ___________      ___________

    TOTAL ASSETS                                 $   799,736      $   708,319
                                                 ___________      ___________
                                                 -----------      -----------


   The accompanying notes are an integral part of these financial statements

                               WHITEWING LABS, INC.

                                 BALANCE SHEETS

                      DECEMBER 31, 2000 AND MARCH 31, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                December 31,       March 31,
                                                     2000             2001
                                                 ___________      ___________
                                                                  (Unaudited)
    CURRENT LIABILITIES:
      Accounts payable                           $    14,953       $   22,668
                                                 ___________      ___________

      Total current liabilities                       14,953           22,668
                                                 ___________      ___________

    SHAREHOLDERS' EQUITY:

    Preferred stock, $.001 par value:
      10% cumulative, 500,000 shares authorized;
      no shares issued and outstanding                     -                -
    Common stock, $.001 par value:
      10,000,000 shares authorized; 2,925,443 shares
      issued and outstanding                           2,925            2,925
    Paid-in capital                                6,248,752        6,248,752
    Accumulated deficit                           (5,466,894)      (5,566,026)
                                                 ___________      ___________

      Shareholders' equity                           784,783          685,651
                                                 ___________      ___________

                                                 $   799,736      $   708,319
                                                 ___________      ___________
                                                 -----------      -----------


The accompanying notes are an integral part of these financial statements

                               WHITEWING LABS, INC.

                             STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                    (UNAUDITED)


                                                     2000             2001
                                                 ___________      ___________

    NET SALES                                    $   222,751      $   170,926

    COST OF GOODS SOLD                                26,138           36,676
                                                 ___________      ___________

      Gross profit                                   196,613          134,250

    OPERATING EXPENSES
      Advertising                                     24,182           30,565
      Selling                                         77,714           75,073
      General and administrative                     142,011          142,969
                                                 ___________      ___________

                                                     243,907          248,607
                                                 ___________      ___________

                                                     (47,294)        (114,357)

    OTHER INCOME                                      12,917           15,225
                                                 ___________      ___________
      Loss before income taxes                       (34,377)         (99,132)

    PROVISION FOR INCOME TAXES                             -                -
                                                 ___________      ___________

      NET LOSS                                   $   (34,377)     $   (99,132)
                                                 ___________      ___________
                                                 -----------      -----------

    BASIC AND DILUTED
    LOSS PER COMMON SHARE                        $     (0.01)     $     (0.03)
                                                 ___________      ___________
                                                 -----------      -----------
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING	2,925,438	2,925,443
                                                 ___________      ___________
                                                 -----------      -----------


   The accompanying notes are an integral part of these financial statements

                               WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (UNAUDITED)


                                                     2000              2001
                                                 __________         _________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $ (34,377)         $ (99,132)
  Adjustments to reconcile net loss to net cash
    flows from operating activities
    Depreciation and amortization                    7,386              4,462
    Changes in assets and liabilities:
      Inventories                                    6,140            (18,151)
      Prepaid advertising                          (29,587)            (7,042)
      Other prepaid expenses                        11,811             (3,013)
      Other receivables                             10,374              1,880
      Other deposits                                (2,000)                 -
      Accounts payable                               3,583              7,715
                                                 __________         _________

  Net cash used by operating activities            (26,670)          (113,281)
                                                 __________         _________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of short-term investment, net    (12,491)            99,721
  Development of trademarks                         (5,088)                 -
                                                 __________         _________

  Net cash provided (used) by investing activities  (17,579)           99,721
                                                 __________         _________

NET DECREASE IN CASH AND CASH EQUIVALENTS           (44,249)          (13,560)

CASH AND CASH EQUIVALENTS, beginning of period       79,220            50,044
                                                 __________         _________

CASH AND CASH EQUIVALENTS, end of period          $  34,971         $  36,484
                                                 __________         _________
                                                 ----------         ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for income taxes                      $       -         $       -
                                                 __________         _________
                                                 ----------         ---------

  Cash paid for interest                          $       -         $       -
                                                 __________         _________
                                                 ----------         ---------


   The accompanying notes are an integral part of these financial statements

                               WHITEWING LABS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001
                                  (Unaudited)


1.  Summary of Significant Accounting Policies

    a.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The balance sheet, statement of operations and cash flows at and for the periods ended March 31, 2001, have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

    b.  Prepaid and Deferred Advertising

    Prepaid advertising includes $25,322 of costs related to the development of electronic in-home delivery of product advertising, and journal costs totaling $34,228. The Company expenses other costs of non-print media as incurred.

2.  Loss Per Common Share

    For the three month periods ended March 31, 2000 and 2001, loss per common share was based on the historical weighted average number of shares outstanding. The diluted loss per share is not presented because the effect is anti-dilutive.

3.  Advertising

    The Company had no commitments for magazine placements at March 31, 2001.

4.  Going Concern

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. Since its inception, the Company has experienced a period of recurring losses and negative cash flow from operations and, as of March 31, 2001, had a deficiency in equity of $5,566,026. The foregoing raises significant uncertainty about the Company's ability to continue as a going concern. Over the past several years, management has attempted to address the issues that have led to these deficiencies. Management believes that the results of its plans and efforts have been positive as indicated by continued reductions in operating expenses and net losses. However, cost cutting measures, budgetary controls, and other operating strategies have failed to produce profits and sufficient operating cash flow. Consequently, working capital has continued to be depleted. Based on the current operating budget and level of anticipated revenue, management estimates that existing cash reserves are sufficient to sustain the Company for approximately 12 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that deplete its capital resources more rapidly than anticipated. Management is exploring several courses of action designed to address these issues including strategic merger opportunities. There can be no assurance that any of these courses of action will be successful.

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

The Company's strategy for the development of its business is to stress growth of its customer base over short-term profits. Management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. The Company has made several substantial investments including expansion of its product line to 33 products and increased advertising, resulting in an increase in the customer base from 199,000 at March 31, 2000 to over 212,000 at March 31, 2001. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the Company's flagship product, Prostsafe (r)

Sales of the Company's Prostsafe(r) accounted for approximately 44% of the Company's sales for the three months ended March 31, 2001, compared to approximately 54% of net sales for the three months ended March 31, 2000. The Company anticipates that sales of Prostsafe(r) will continue to contribute a substantial but continually decreasing percentage of total revenues in subsequent periods as the Company increases its emphasis on other products. Despite this fact, a decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition.

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

Like other distributors of consumer products, the Company encounters the risk of product returns from its customers. The Company's products are sold with an unconditional, 30 day money-back guarantee. Although product returns over the last three years have been approximately 1% of sales, which is substantially less than the national average of 6%, there can be no assurance that actual levels of returns will not significantly exceed amounts which have occurred in the past.

Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of these financial statements and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements. See the Company's annual 10KSB for the year ended December 31, 2000.


Results of Operations

Net Sales. The Company's net sales during the three months ended March 31, 2001 were $170,926, a decrease of approximately 23.1% over net sales of $222,751 during the three months ended March 31, 2000. At March 31, 2001, the Company's customer base had grown to approximately 212,000, up from approximately 199,000 at March 31, 2000. As the Company responded to declining response rates in certain segments of its mail order operations and reduced certain of its advertising and direct mail programs, compared to the first three months of 2000, sales generated from these segments correspondingly declined. The Company focused its primary efforts in the first quarter of 2001 on generating additional revenues from existing customers while continuing to grow the customer base. The average orders from new and existing customers were approximately $65 and $85 respectively, for the three months ended March 31, 2001, compared to average orders of approximately $58 from new customers and 92 from existing customers for the three months ended March 31, 2000.
Total new sales orders in the first quarter decreased primarily due to a reduction in advertising dollars spent.

Gross Profit. Gross Profit was 78.6% and 88.3% of net sales for the three months ended March 31, 2001 and 2000, respectively. The decrease was due to better management of shipping and handling expenses of the orders shipped.

Advertising Expense. During the three months ended March 31, 2001, total advertising expense increased modestly to $30,565 compared to $24,182 for the same period last year. The increase reflects direct response advertising in the first three months of 2001 directed to lead generating advertising program. Advertising expense increased as a percentage of net sales to 17.9% compared to 10.9% of net sales for the same period last year.

Selling Expense. During the three months ended March 31, 2001, selling expenses decreased to $75,073, compared to $77,714 for the same period in 2000, and increased as a percentage of net sales to 43.9%, compared to 34.9% of net sales for the three months ended March 31, 2000. This increase was due to reduced revenues.

General and Administrative Expense. General and administrative expenses increased slightly in absolute dollars to $142,969 for the first three months of 2001, from $142,011 for the first three months of 2000. For the three months ended March 31, 2001, general and administrative expenses represented 83.6% of net sales, increasing from 63.7% for the three months ended March 31, 2000. This increase was due to reduced revenue.

Loss From Operations. The Company incurred losses from operations for the three months ended March 31, 2001 of $99,132, compared to losses from operations of $34,377 during the three months ended March 31, 2000. Losses during the first three months of 2001 were mainly attributable to reduced revenue as the Company significantly reduced advertising and selling expenditures and focused on efforts to generate additional revenue from existing customers.


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

At March 31, 2001, the Company had cash and short-term investments on hand of $451,162, down from the December 31, 2000 amount of $564,443. The decrease was primarily the result of operating losses as well as certain expenses coming due earlier in the year than previously experienced.

Since its inception, the Company has experienced a period of recurring losses and negative cash flow from operations and, as of March 31, 2001, had a deficiency in equity of $5,566,026. The foregoing raises significant uncertainty about the Company's ability to continue as a going concern. Over the past several years, management has attempted to address the issues that have led to these deficiencies. Management believes that the results of its plans and efforts have been positive as indicated by continued reductions in operating expenses and net losses. However, cost cutting measures, budgetary controls, and other operating strategies have failed to produce profits and sufficient operating cash flow. Consequently, working capital has continued to be depleted. Based on the current operating budget and level of anticipated revenue, management estimates that existing cash reserves are sufficient to sustain the Company for approximately 12 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that deplete its capital resources more rapidly than anticipated. Management is exploring several courses of action designed to address these issues including strategic merger opportunities. There can be no assurance that any of these courses of action will be successful.

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

   Dated:  May 11, 2001

