Form 10-Q
period 2001-06-30
WHITEWING LABS INC
filed 2001-08-15
CIK 1001260

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

The number of shares of common stock outstanding as of June 18, 2001 was 6,800,443.

                               WHITEWING LABS, INC.
                    FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS




                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Balance Sheets at December 31, 2000 and June 30, 2001            3

           Statements of Operations for the Three and Six Months Ended
             June 30, 2000 and 2001                                         5

           Statements of Cash Flows for the Six Months Ended
             June 30, 2000 and 2001                                         6

           Notes to the Financial Statements                                7

Item 2.    Management's Discussion and Analysis of Results
             of Operations and Financial Condition                          8

SIGNATURE PAGE                                                             11

                             WHITEWING LABS, INC.

                               BALANCE SHEETS

                    DECEMBER 31, 2000 AND JUNE 30, 2001

                                    ASSETS



                                                 December 31,       June 30,
                                                     2000            2001
                                                 ___________      ___________
                                                                  (Unaudited)

    CURRENT ASSETS:
      Cash and cash equivalents                  $    50,044      $    66,255
      Short-term investments                         514,399          602,899
      Inventories                                     61,083           62,413
      Prepaid advertising                             52,508           62,888
      Other prepaid expenses                          35,696           31,714
      Other receivables                               10,995           13,132
                                                 ___________      ___________

         Total current assets                        724,725          839,301

    EQUIPMENT:
      Furniture and fixtures                         167,851          167,851
      Less--accumulated depreciation                (148,346)        (156,020)
                                                 ___________      ___________

                                                      19,505           11,831
                                                 ___________      ___________

    OTHER ASSETS:
      Trademarks                                      51,137           50,606
      Other                                            4,369            4,368
                                                 ___________      ___________
                                                      55,506           54,974
                                                 ___________      ___________

    TOTAL ASSETS                                 $   799,736      $   906,106
                                                 ___________      ___________
                                                 -----------      -----------


  The accompanying notes are an integral part of these financial statements

                               WHITEWING LABS, INC.

                                 BALANCE SHEETS


                       DECEMBER 31, 2000 AND JUNE 30, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                December 31,         June 30,
                                                     2000             2001
                                                 ___________      ___________
                                                                  (Unaudited)
    CURRENT LIABILITIES:
      Accounts payable                           $    14,953      $    10,868
                                                 ___________      ___________

      Total current liabilities                       14,953           10,868
                                                 ___________      ___________

    SHAREHOLDERS' EQUITY:

    Preferred stock, $.001 par value:
      10% cumulative, 500,000 shares authorized;
      no shares issued and outstanding                     -                -
    Common stock, $.001 par value:
      10,000,000 shares authorized; 6,800,443 shares
      issued and outstanding                           2,925            6,800
    Paid-in capital                                6,248,752        6,554,877
    Accumulated deficit                           (5,466,894)      (5,666,439)
                                                 ___________      ___________

      Shareholders' equity                           784,783          895,238
                                                 ___________      ___________

                                                 $   799,736      $   906,106
                                                 ___________      ___________
                                                 -----------      -----------


  The accompanying notes are an integral part of these financial statements

                               WHITEWING LABS, INC.

                             STATEMENTS OF OPERATIONS

               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                    (UNAUDITED)


                               Quarter ended June 30, Six months ended June 30,
                                   2000        2001       2000         2001
                                _________  __________  __________  __________

    NET SALES                   $ 239,748  $  171,123  $  462,499  $  342,049

    COST OF GOODS SOLD             58,324      33,204      84,462      69,880
                                _________  __________  __________  __________

      Gross profit                181,424     137,919     378,037     272,169

    OPERATING EXPENSES
      Advertising                  31,759      26,240      55,941      56,805
      Selling                     123,882      71,304     201,596     146,377
      General and administrative  142,669     148,691     284,680     291,660
                                _________  __________  __________  __________

                                  298,310     246,235     542,217     494,842
                                _________  __________  __________  __________

                                 (116,886)   (108,316)   (164,180)   (222,673)

    OTHER INCOME                   19,371       7,907      32,288      23,132
                                _________  __________  __________  __________
      Loss before income taxes    (97,515)   (100,409)   (131,892)   (199,541)

    PROVISION FOR INCOME TAXES          -           -           -           -
                                _________  __________  __________  __________

      NET LOSS                 $  (97,515) $ (100,409) $ (131,892) $ (199,541)
                                _________  __________  __________  __________
                                ---------  ----------  ----------  ----------

    BASIC AND DILUTED
    LOSS PER COMMON SHARE      $    (0.03) $    (0.03) $    (0.05) $    (0.06)
                                _________  __________  __________  __________
                                ---------  ----------  ----------  ----------
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING 2,925,443   3,915,721   2,925,443   3,439,251
                                _________  __________  __________  __________
                                ---------  ----------  ----------  ----------


  The accompanying notes are an integral part of these financial statements

                               WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)


                                                     2000              2001
                                                 __________         __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $ (131,892)        $ (199,543)
  Adjustments to reconcile net loss to net cash
    flows from operating activities
    Depreciation and amortization                    14,143              8,205
    Changes in assets and liabilities:
      Inventories                                    11,725             (1,330)
      Prepaid advertising                           (29,672)           (10,380)
      Other prepaid expenses                         24,276              3,982
      Other receivables                              10,667             (2,137)
      Other assets                                    3,079                  -
      Accounts payable                               12,194             (4,085)
      Accrued liabilities                            (5,000)                 -
                                                 __________         __________

  Net cash used by operating activities             (90,480)          (205,288)
                                                 __________         __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and fixtures                (5,183)                 -
  Sale of or (increase) of short-term investments    80,677            (88,500)
                                                 __________         __________

  Net cash provided by investing activities          75,494            (88,500)
                                                 __________         __________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock                  -            310,000
                                                 __________         __________

  Net cash provided by financing activities               -            310,000
                                                 __________         __________

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                      (14,986)            16,212

CASH AND CASH EQUIVALENTS, beginning of period       79,220             50,044
                                                 __________         __________

CASH AND CASH EQUIVALENTS, end of period         $   64,234         $   66,256
                                                 __________         __________
                                                 ----------         ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Income taxes                                   $        -         $        -
                                                 __________         __________
                                                 ----------         ----------

  Interest                                       $        -         $        -
                                                 __________         __________
                                                 ----------         ----------


  The accompanying notes are an integral part of these financial statements

                               WHITEWING LABS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2001
                                  (Unaudited)


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

    b.  Prepaid Advertising

    Prepaid advertising includes $40,822 of costs related to the development of electronic in-home delivery of product advertising, journal and other prepaid magazine advertising costs totaling $22,066. The Company expenses other costs of non-print media as incurred.

2.  Loss Per Common Share

    For the six month periods ended June 30, 2000 and 2001, loss per common share was based on the historical weighted average number of shares outstanding. The diluted loss per share is not presented because the effect is anti-dilutive.

    June 7, 2001 the Company issued 3,875,000 shares of restricted common stock for cash proceeds of $310,000. The outstanding weighted average of shares computed for the quarter and six months ended June 30, 2001 reflects these outstanding shares which has the effect of reducing the loss per share as compared to the previous reporting periods.

3.  Advertising

    The Company had no commitments for magazine placements at June 30, 2001.

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

The Company's strategy for the development of its business is to stress growth of its customer base over short-term profits. Management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. The Company has made several substantial investments including expansion of its product line to 33 products and increased advertising, resulting in an increase in the customer base from 201,500 at June 30, 2000 to over 215,700 at June 30, 2001. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the Company's flagship product, Prostsafe "R".

Sales of the Company's Prostsafe "R" accounted for approximately 45.83% of the Company's sales for the six months ended June 30, 2001, compared to approximately 52% of net sales for the six months ended June 30, 2000. The Company anticipates that sales of Prostsafe "R" will continue to contribute a substantial but continually decreasing percentage of total revenues in subsequent periods as the Company increases its emphasis on other products. Despite this fact, a decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition.

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

Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in the Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of these financial statements and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements. See the Company's annual 10KSB for the year ended December 31, 2000.


Results of Operations

Net Sales. The Company's net sales during the six months ended June 30, 2001 were $342,049, a decrease of approximately 27% over net sales of $462,499 during the six months ended June 30, 2000. At June 30, 2001, the Company's customer base had grown to approximately 215,700, up from approximately 201,500 at June 30, 2000. As the Company responded to declining response rates in certain segments of its mail order operations and reduced certain of its advertising and direct mail programs, compared to the first six months of 2000, sales generated from these segments correspondingly declined. The Company focused its primary efforts in the second quarter of 2001 on generating additional revenues from existing customers while continuing to grow the customer base. The average orders from new and existing customers were approximately $68 and $95 respectively, for the six months ended June 30, 2001, compared to average orders of approximately $66 from new customers and $90 from existing customers for the six months ended June 30, 2000. Total sales orders in the second quarter decreased primarily due to a reduction in advertising dollars spent.

Gross Profit. Gross Profit was 79.5% and 81.7% of net sales for the six months ended June 30, 2001 and 2000, respectively.

Advertising Expense. During the six months ended June 30, 2001, total advertising expense increased modestly to $56,805 compared to $55,941 for the same period last year. The increase was minimal during the first six months of 2001 as the advertising programs were the same during each six month period. Advertising expense increased as a percentage of net sales to 16.6% compared to 12.1% for the same period last year.

Selling Expense. During the six months ended June 30, 2001, selling expenses decreased to $146,377, compared to $201,596 for the same period in 2000, and decreased as a percentage of net sales to 42.8%, compared to 43.6% for the six months ended June 30, 2000. This decrease was due to better control of selling expenses.

General and Administrative Expense. General and administrative expenses increased in to $291,660 for the first six months of 2001, from $284,680 for the first six months of 2000. For the six months ended June 30, 2001, general and administrative expenses represented 85.3% of net sales, increasing from 61.6% for the six months ended June 30, 2000. This increase was due to reduced revenue in the first six months of 2001.

Loss From Operations. The Company incurred losses from operations for the six months ended June 30, 2001 of $199,541, compared to losses from operations of $164,180 during the six months ended June 30, 2000. Losses during the first six months of 2001 were attributable to reduced revenue. The Company reduced certain advertising and selling expenses, realizing a drop in consumer interest and competitive factors. The Company focused on efforts to generate additional revenue from existing customers.


Liquidity and Capital Resources

In its initial public offering in February 1996, the Company raised net proceeds of approximately $4.3 million after deduction of underwriting discounts and other expenses of the offering of $1.1 million. A large portion of the net proceeds to the Company was earmarked to finance expanded advertising, marketing and sales activities, with the balance available for use for other general corporate purposes to support the Company's ongoing operations, including administrative expenses.

At June 30, 2001, the Company had cash and short-term investments on hand of $669,154, up from the December 31, 2000 amount of $564,443. The increase was primarily the result of a private placement of 3,875,000 shares of common stock for $310,000.

Based on the current operating budget and level of anticipated revenue, management estimates that existing cash reserves are sufficient to sustain the Company for approximately 15 to 18 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that deplete its capital resources more rapidly than anticipated.

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

   Dated:  August 14, 2001

