Form 10-Q
period 2001-09-30
WHITEWING LABS INC
filed 2001-11-14
CIK 1001260

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-QSB

                                       (Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2001

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

The number of shares of common stock outstanding as of October 18, 2001 was 6,836,443.

                               WHITEWING LABS, INC.


                    FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS




                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Balance Sheets at December 31, 2000 and September 30, 2001       3

           Statements of Operations for the Three and Nine Months Ended
             September 30, 2000 and 2001                                    5

           Statements of Cash Flows for the Nine Months Ended
             September 30, 2000 and 2001                                    6

           Notes to the Financial Statements                                7

Item 2.    Management's Discussion and Analysis of Results
             of Operations and Financial Condition                          9

SIGNATURE PAGE                                                             11

                             WHITEWING LABS, INC.

                               BALANCE SHEETS

                  DECEMBER 31, 2000 AND SEPTEMBER 30, 2001

                                    ASSETS



                                                 December 31,    September 30,
                                                     2000            2001
                                                 ___________      ___________
                                                                  (Unaudited)

    CURRENT ASSETS:
      Cash and cash equivalents                  $    50,044      $    62,632
      Short-term investments                         514,399          487,434
      Inventories                                     61,083           64,579
      Prepaid advertising                             52,508           71,667
      Other prepaid expenses                          35,696           24,217
      Other receivables                               10,995            7,990
                                                 ___________      ___________

         Total current assets                        724,725          718,519

    EQUIPMENT:
      Furniture and fixtures                         167,851          169,542
      Less--accumulated depreciation                (148,346)        (158,545)
                                                 ___________      ___________

                                                      19,505           10,997
                                                 ___________      ___________

    OTHER ASSETS:
      Trademarks                                      51,137           52,980
      Other                                            4,369            4,369
                                                 ___________      ___________
                                                      55,506           57,349
                                                 ___________      ___________

    TOTAL ASSETS                                 $   799,736      $   786,865
                                                 ___________      ___________
                                                 -----------      -----------


   The accompanying notes are an integral part of these financial statements

                               WHITEWING LABS, INC.

                                 BALANCE SHEETS

                    DECEMBER 31, 2000 AND SEPTEMBER 30, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 December 31,    September 30,
                                                     2000             2001
                                                 ___________      ___________
                                                                  (Unaudited)
    CURRENT LIABILITIES:
      Accounts payable                           $    14,953      $    26,186
                                                 ___________      ___________

      Total current liabilities                       14,953           26,186
                                                 ___________      ___________

    SHAREHOLDERS' EQUITY:

    Preferred stock, $.001 par value:
      10% cumulative, 500,000 shares authorized;
      no shares issued and outstanding                      -                -
    Common stock, $.001 par value:
      10,000,000 shares authorized; 6,836,443 shares
      issued and outstanding at September 30, 2001;
      2,925,443 shares issued and outstanding
      at December 31, 2000                              2,925            6,836
    Paid-in capital                                 6,248,752        6,559,341
    Accumulated deficit                           (5,466,894)      (5,805,498)
                                                 ___________      ___________

      Shareholders' equity                           784,783          760,679
                                                 ___________      ___________

                                                 $   799,736      $   786,865
                                                 ___________      ___________
                                                 -----------      -----------


   The accompanying notes are an integral part of these financial statements

                               WHITEWING LABS, INC.

                             STATEMENTS OF OPERATIONS

          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                    (UNAUDITED)


                                                       Three months ended
                                                         September 30,
                                                  __________       __________

    NET SALES                                     $  187,375       $  148,658

    COST OF GOODS SOLD                                35,009           33,429
                                                  __________       __________

      Gross profit                                   152,366          115,229

    OPERATING EXPENSES
      Advertising                                     43,225           28,873
      Selling                                         87,879           62,776
      General and administrative                     131,873          172,837
                                                  __________       __________

                                                     262,977          264,486
                                                  __________       __________

                                                    (110,611)        (149,257)

    OTHER INCOME                                      19,753           10,194
                                                  __________       __________
      Loss before income taxes                       (90,858)        (139,063)

    PROVISION FOR INCOME TAXES                             -                -
                                                  __________       __________

      NET LOSS                                    $  (90,858)      $ (139,063)
                                                  __________       __________
                                                 -----------       ----------

    BASIC AND DILUTED
    LOSS PER COMMON SHARE                         $    (0.03)      $    (0.02)
                                                  __________       __________
                                                  ----------       ----------
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                    2,925,443        6,824,313
                                                  __________       __________
                                                  ----------       ----------






                                                       Nine months ended
                                                         September 30,
                                                     2000             2001
                                                  __________       __________

    NET SALES                                     $  649,874       $  490,697

    COST OF GOODS SOLD                               119,471          103,309
                                                  __________       __________

      Gross profit                                   530,403          387,388

    OPERATING EXPENSES
      Advertising                                     99,166           85,678
      Selling                                        289,475          209,153
      General and administrative                     416,553          464,487
                                                  __________       __________

                                                     805,194          759,318
                                                  __________       __________

                                                    (274,791)        (371,930)

    OTHER INCOME                                      52,041           33,326
                                                  __________       __________
      Loss before income taxes                      (222,750)        (338,604)

    PROVISION FOR INCOME TAXES                             -                -
                                                  __________       __________

      NET LOSS                                    $ (222,750)      $ (338,604)
                                                  __________       __________
                                                  ----------       ----------

    BASIC AND DILUTED
    LOSS PER COMMON SHARE                         $    (0.08)      $    (0.07)
                                                  __________       __________
                                                  ----------       ----------
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                    2,925,443        4,565,813
                                                  __________       __________
                                                  ----------       ----------


   The accompanying notes are an integral part of these financial statements

                               WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)


                                                    2000              2001
                                                 __________        __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $ (222,750)       $ (338,604)
  Adjustments to reconcile net loss to net cash
    flows from operating activities
    Depreciation and amortization                    19,379            10,199
    Changes in assets and liabilities:
      Inventories                                    14,256            (3,496)
      Prepaid advertising                           (27,415)          (19,159)
      Other prepaid expenses                         31,735            11,479
      Other receivables                                (543)            3,005
      Other assets                                   (2,724)           (1,843)
      Accounts payable                               13,389            11,233
      Accrued liabilities                            (5,000)                -
                                                 __________        __________

  Net cash used by operating activities            (179,673)         (327,186)
                                                 __________        __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and fixtures                (6,133)           (1,691)
  Sale of or (increase) of short-term investments   176,219            26,965
                                                 __________        __________

  Net cash provided by investing activities         170,086            25,274
                                                 __________        __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock                  -           314,500
                                                 __________        __________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (9,587)           12,588

CASH AND CASH EQUIVALENTS, beginning of period       79,220            50,044
                                                 __________        __________
                                                 ----------        ----------

CASH AND CASH EQUIVALENTS, end of period         $   69,633        $   62,632
                                                 __________        __________
                                                 ----------        ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
  Income taxes                                   $        -        $        -
                                                 __________        __________
                                                 ----------        ----------

  Interest                                       $        -        $        -
                                                 __________        __________
                                                 ----------        ----------


   The accompanying notes are an integral part of these financial statements

                               WHITEWING LABS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                  (Unaudited)


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

2.  Loss Per Common Share

    For the nine month periods ended September 30, 2000 and 2001, loss per common share was based on the historical weighted average number of shares outstanding. The diluted loss per share is not presented because the effect is anti-dilutive.

    On June 7, 2001 the Company issued 3,875,000 shares of restricted common stock for cash proceeds of $310,000. The outstanding weighted average number of shares computed for the quarter and nine months ended September 30, 2001 reflects these outstanding shares which has the effect of reducing the loss per share as compared to the previous reporting periods.

3.  Advertising

    The Company had no commitments for magazine placements at September 30, 2001.

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

The Company's strategy for the development of its business is to stress growth of its customer base over short-term profits. Management believes that, in the long run, potential net earnings will be driven by continued growth of the customer base. The Company has made several substantial investments including expansion of its product line to 33 products and increased advertising, resulting in an increase in the customer base from 205,000 at September 30, 2000 to over 220,000 at September 30, 2001. While losses were anticipated in building the customer base, they have been greater than expected. This was in part due to steadily increasing competition over the last year for the Company's flagship product, Prostsafe (r).

Sales of the Company's Prostsafe (r) accounted for approximately 46.0% of the Company's sales for the nine months ended September 30, 2001, compared to approximately 52.1% of net sales for the nine months ended September 30, 2000. The Company anticipates that sales of Prostsafe (r) will continue to contribute a substantial but continually decreasing percentage of total revenues in subsequent periods as the Company increases its emphasis on other products. Despite this fact, a decline in the demand for this product, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition.

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


Results of Operations

Net Sales. The Company's net sales during the nine months ended September 30, 2001 were $490,697, a decrease of approximately 24.5% over net sales of $649,874 during the nine months ended September 30, 2000. At September 30, 2001, the Company's customer base had grown to approximately 220,000, up from approximately 205,000 at September 30, 2000. As the Company continued to respond to declining response rates in certain segments of its mail order operations and reduce certain of its advertising and direct mail programs, compared to the first nine months of 2000, sales generated from these segments correspondingly continued to decline. The Company continued to focuse its primary efforts in the third quarter of 2001 on generating additional revenues from existing customers while continuing to grow the customer base. The average orders from new and existing customers were approximately $71 and $97 respectively, for the nine months ended September 30, 2001, compared to average orders of approximately $96 from new customers and $99 from existing customers for the nine months ended September 30, 2000. Total sales orders in the third quarter decreased primarily due to a reduction in advertising dollars spent. The cost of goods increased as a percent of net sales primarily due to the disposal of $5550 of expired product.

Gross Profit. Gross Profit was 78.9% and 81.6% of net sales for the nine months ended September 30, 2001 and 2000, respectively.

Advertising Expense. During the nine months ended September 30, 2001, total advertising expense decreased to $85,678 compared to $99,166 for the same period last year. Advertising programs were reduced during the nine month period ended September 30, 2001. Advertising expense increased as a percentage of net sales to 17.5% compared to 15.2% for the same period last year, as a result of the decrease in net sales.

Selling Expense. During the nine months ended September 30, 2001, selling expenses decreased to $209,153, compared to $289,475 for the same period in 2000, and decreased as a percentage of net sales to 42.6%, compared to 44.5% for the nine months ended September 30, 2000. This decrease was due, inpart, to improved control of selling expenses.

General and Administrative Expense. General and administrative expenses increased to $464,487 for the first nine months of 2001, from $416,553 for the first nine months of 2000. For the nine months ended September 30, 2001, general and administrative expenses represented 94.7% of net sales, increasing from 64.1% for the nine months ended September 30, 2000. This increase was due to reduced revenue in the first nine months of 2001 and the legal and administrative costs associated with the issuance of common stock in June 2001.

Loss From Operations. The Company incurred losses from operations for the nine months ended September 30, 2001 of $338,604, compared to losses from operations of $222,750 during the nine months ended September 30, 2000. Losses during the first nine months of 2001 were attributable to reduced revenue and the increase in administrative costs. The Company reduced certain advertising and selling expenses in the first nine months of 2001, resulting in additional drops in consumer interest and making it more difficult for the Company to respond to competitive factors. The Company focused its efforts on generating additional revenue from existing customers.


Liquidity and Capital Resources

In its initial public offering in February 1996, the Company raised net proceeds of approximately $4.3 million after deduction of underwriting discounts and other expenses of the offering of $1.1 million. A large portion of the net proceeds to the Company was earmarked to finance expanded advertising, marketing and sales activities, with the balance available for use for other general corporate purposes to support the Company's ongoing operations, including administrative expenses. In June 2001, the Company raised net proceeds of approximately $310,000 from the sale of 3,875,000 shares of common stock in a private placement.

At September 30, 2001, the Company had cash and short-term investments on hand of $550,066, down from the December 31, 2000 amount of $564,443.

Based on the current operating budget and level of anticipated revenue, management estimates that existing cash reserves are sufficient to sustain the Company for approximately 15 to 18 months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that deplete its capital resources more rapidly than anticipated, or that the Board of Directors will not choose to abandon the Company's business plan and cause the dissolution of the Company.

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

   Dated:  November 10, 2001

                                      11
1

