Form 10KSB
period 2001-12-31
WHITEWING LABS INC
filed 2002-04-01
CIK 1001260

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from    N/A    to    N/A

                          Commission File No. 33-97156

                              WHITEWING LABS, INC.
                 (Name of small business issuer in its charter)

                Delaware                                       95-4437350
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification Number)

3940 Laurel Canyon Blvd. #327, Studio City, California           91604
      (Address of principal executive offices)                 (Zip Code)

                    Issuer's Telephone Number: (818) 385-0405

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

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenue for continuing operations for the year ended December 31, 2001 was $0.00. Revenue from discontinued operations was $614,000.

    The aggregate market value of the voting stock held by non-affiliates as of March 10, 2002, computed by reference to the price at which the stock was sold, or the average closing bid and asked quotations of such stock, was $ 845,076.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

Item 1.  Description of Business.

General

Operations

     On December 10, 2001 Whitewing sold its nutritional-supplement business and all of its assets to Nadin Company, a California corporation, pursuant to an Asset Purchase Agreement. The sale was proposed and approved by the holder of the majority of Whitewing's outstanding shares, which was sufficient to approve the sale, without the approval of any other shareholders. The purchaser is owned by Michael and John Gorman, also owners of Vitamineral, Inc., formerly, Whitewing's primary manufacturer. Under the agreement, Whitewing transferred its nutritional business assets, constituting substantially all of the operating assets, to the purchaser, in exchange for $265,000. The purchase price of$265,000 was comprised of $65,000 in cash at the closing and the remaining $200,000 in a promissory note made by the purchaser and its owners. The promissory note is secured by all of the purchaser's nutritional-supplement business assets. The address of the purchaser is 1820 Dana Street, Box 5460, Glendale, California 91221.

     Whitewing's sole assets currently consist of cash, cash equivalents, one computer, and a note receivable. Whitewing is in the process of exploring a number of options, including acquiring the assets of other businesses in either related or non-related industries. Whitewing has announced an acquistion in a Form 8-K. See, Item 13(b).

     The following disclosure describes Whitewing's nutritional-supplement business which was discontinued as of December 10, 2001.

Discontinued Operations Prior to Sale of Operating Assets

     Prior to the sale, Whitewing developed or acquired through license, marketed and sold nutritional supplements for the over-age-forty market primarily in the United States. This market is the fastest growing segment of the population and a segment for whom quality of life has become one of the most important issues associated with aging. Whitewing used direct mail, magazine advertisements and electronic direct marketing of product advertising are the primary vehicles to reach this expanding population segment. Utilizing formulations that include only herbs and other natural ingredients, Whitewing's products were intended to offer alternatives to conventional treatments for symptoms associated with the aging process. Customers confronted with concerns such as a lack of convenient transportation, unsafe shopping areas, and the loss of personal mobility, also enjoy the added benefit of ordering and receiving Whitewing's products in the comfort and security of their own homes.

Market for Discontinued Operations

     Census data indicates that the U.S. population includes more than 60 million men between the ages of 45 and 85. That number is projected to increase to 64 million by the year 2002. Women between the ages of 55 and 85 now number approximately 75 million, and are expected to number more than 80 million by the year 2002.

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

     Former management believed that the growth of the nutritional supplement industry is due primarily to heightened public awareness of the positive effects of vitamins and other nutritional supplements. Many individuals are now using nutritional supplements as a means of preventive health care. Retail sales of nutritional supplements reached a high of $13.86 billion in 1998 as reported in the Nutritional Business Journal. The factors driving the growth so far remain unchanged. Demographics of an aging population, the emergence of alternative medicine, the movement to self-directed health maintenance, a gradual accumulation of scientific evidence, a relatively permissive regulatory environment, the enhanced recognition, distribution and quality of supplements and natural products among consumers.

Marketing Strategy for Discontinued Operations

     Whitewing's strategic marketing plan utilized a two-pronged approach. The first approach (or "front-end" component) entailed efforts to capture new customers from the target population through electronic in-home delivery of product advertising, direct mail and print advertising. Selection of airings for electronic media placements and mailing lists for direct mail, was based upon response rates to date. Whitewing determined which of the electronic media placements or mailing lists tested have the most potential for generating meaningful sales, and thus should be used on a more extensive basis. In addition, Whitewing placed display advertisements in a variety of local and national magazines. Electronic in-home delivery of product advertising includes use of television and the internet. Direct mail advertising includes postcard inserts, tear sheets, holiday special mailers and the Journal of Natural Health "TM". During 2001, Whitewing reacted to declining response rates in certain segments of its mail order operations by reducing advertising and selling costs from $581,206 in 2000 to $374,974 in 2001.

     The second part of Whitewing's approach, involved generating repeat orders from existing customers, since the selling and advertising costs incurred in these orders are expected to continue to be considerably lower. Quarterly mailings of Whitewing's in-house Journal of Natural Health "TM", which promotes Whitewing's products, were sent to the customer base. In addition, Whitewing offered two holiday sales per year. Whitewing's products were sold with an unconditional, money back guarantee which alleviates the basis for customer complaints. Product returns through December 31, 2001, have been less than 1% of sales.

Products Sold in Discontinued Operations

     Whitewing's two main products, which accounted for 53.7% and 21% respectively of Whitewing's total revenue for the year ended December 31, 2001, were:

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

    Other products offered for sale by Whitewing included the following:

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

    All products were formulated with natural ingredients, and with no preservatives, synthetics, artificial colors, lactose, starch or sugar. The average price for a one month supply of any one of the current products was between $19.95 and $34.95.

    Whitewing marketed a video entitled WHEN SOMEONE YOU LOVE IS AT RISK FOR PROSTATE DISEASE, developed to raise awareness about the prostate and prostate diseases, symptoms, diagnosis and prevention. The tape was sold for $19.95. Whitewing also had available two audio tapes, both thirty minutes in length. The first is for men: THE NATURAL PATH OF MEN'S HEALTH: PROSTATE CARE. The second is for women: PASSAGE TO YOUR SECOND LIFE: FLOURISHING AFTER MENOPAUSE. Each of these tapes was sold for $14.95.

Product Planning and Development for Discontinued Operations

    Whitewing enhanced the formulation of its key products to achieve better absorption and utilization by the body. An example is the recent formula improvement in efficacy of Whitewing's largest selling product, Prostsafe. Product development began with researching medical conditions that can be affected by herbal remedies utilizing completed current studies from recognized doctors, pharmacologists, scientists, and experts. When sufficient information was accumulated on a specific health problem, Whitewing summarized the information and presented it to a number of experts in the nutritional field. These experts have formulated a number of nutritional products sold nationally by other companies. These experts worked with Whitewing to develop formulas and compile substantiation for new products to be offered.

Production, Order Procurement and Fulfillment for Discontinued Operations

    Whitewing's nutritional products were produced by Vitaminerals, Inc., which also bottled and labeled the products. Vitaminerals then shipped them to an outside distribution center where order fulfillment is handled for Whitewing by an independent contractor. Although there was no long-term contract between Whitewing and Vitaminerals, with all purchases made pursuant to simple purchase orders, the Company provided Vitaminerals with an advance quarterly forecast of Whitewing product requirements that was used by Vitaminerals to procure sufficient quantities of herbs that had a limited growing season. Vitaminerals manufactured drugs, as well as vitamins, for over 75 years, and its operations are subject to regulations of, and monitoring by, the U.S. Food and Drug Administration ("FDA"). Since the FDA does not monitor the operations of manufacturers who produce only vitamins, management believed that Whitewing's use of Vitaminerals for production, packaging and labeling significantly enhanced controls on the quality of Whitewing's products. Vitaminerals is also regulated by, and holds a variety of licenses for drug and processed food manufacture issued by, various state and local regulatory authorities, including the State of California Department of Consumer Affairs and the County of Los Angeles.

    Although Whitewing did not engage in the manufacture of any of the products it markets and sells, Whitewing could be exposed to product liability claims. Whitewing has not had any such claims to date. Although Whitewing maintains a limited amount of products liability insurance, additional insurance covering products sold by Whitewing is also provided by Vitaminerals. There can, however, be no assurance that Whitewing will not be subject to claims in the future or that available insurance coverage will be adequate.

    Independent contractors and outside service agencies were used to perform a number of tasks under the supervision of management, including advertising placement. To reduce costs and reduce its reliance on outside services, Whitewing terminated agreements with in-bound telemarketing and distribution service companies. Customer service and order fulfillment was then accomplished by employees of the company.

    Outsourcing of production to an outside company potentially subjected Whitewing to concentration of supplier risk. In addition, substantially all printing was handled by an outside company and substantially all advertising placement including purchase of mailing lists for direct mail programs is handled by an outside service agency. Although these services were concentrated with a few key suppliers, other suppliers could provide similar services on comparable terms. A change in suppliers, however, could cause delay in manufacturing, shipping, advertising placements and implementation of direct mail programs and a possible loss of sales, which could affect operating results adversely.

Regulation of Discontinued Operations

    The FDA and the Federal Trade Commission ("FTC") are the primary agencies that monitor the health care and direct marketing industries in the United States. Because nutritional supplements are classified as foods, they do not require FDA approval. However, product labeling and advertising copy must be within FDA established guidelines. FTC regulations also address advertising copy, fraud, and specific guidelines for shipping and refunds. Whitewing's promotional literature presented the effectiveness of ingredients contained in the formula, based on documented studies conducted by reputable independent health care professionals, along with testimonials from satisfied users of the products. In addition, Whitewing maintained a library of articles and studies cited in promotional materials as well as original letters from customers' testimonials.

    The FDA food labeling regulations went into effect during March 1999. All food products, including nutritional supplements had to conform to the new formats. Whitewing was in compliance with the new label law. All new products utilized the new label formats.

    The FDA's health claims regulations include no claim may be made on a dietary supplement label or in printed sales literature, "that expressly or by implication characterizes the relationship of any substance to a disease or health-related condition." Whitewing did not determine what effect currently proposed FDA regulations, when and if promulgated, will have on its business. Such regulations could, among other things, required Whitewing to use expanded or different labeling, the recall or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation.

    Whitewing had an ongoing compliance program with assistance from outside consultants regarding the nature and scope of food and drug legal matters affecting the Company's business and products. Whitewing was unaware of any legal actions currently pending or threatened by the FDA or any other governmental authority against Whitewing.

Competition in Discontinued Operations

    The market for nutritional supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines and eroding profit margins, and changing customer preferences. Whitewing expected to continue to face substantial competition in its efforts to capture a significant share of the over-age-forty market. There are a number of companies that currently offer competing products, and Whitewing expected that additional competing products would be introduced by other companies in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through direct response marketing, including multi-level distributors, specialty retail health and nutrition stores, drug stores, supermarkets and the Internet. Many of Whitewing's competitors in its discontinued operations have greater financial, marketing, distribution, and research capabilities than Whitewing had. The performance of Whitewing had depended on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as the ability to adapt its product offerings to meet changing pricing considerations and other market factors. Whitewing attempted to differentiate itself from competitors by focusing on products formulated to meet the specific needs of a given population group and which contain only natural ingredients, and marketing these products directly to Whitewing's target age group.

Proprietary Rights covering Discontinued Operations

    Whitewing had received federal trademark registration for PROSTSAFE "R", SEXHILARATE "R", PROPAUSE "R", ARTHRIVIVE "R", ARTHRIVIVE "R" CREAM, and OSTEO SAFE "R", and intends to continue to seek trademark protection for a number of the brand names under which Whitewing's products were marketed. The Company was required to rely upon common law concepts of confidentiality and trade secret laws to protect its product formulations. There was no assurance that the foregoing would have protected the formulations or provided adequate remedies for Whitewing in the event of unauthorized use or disclosure of such formulations, or that others will not be able to independently develop such formulations. In addition, each quarterly edition of the Journal of Natural Health "TM", which promotes products available from Whitewing, was copyrighted. International trademarks were obtained as Whitewing entered foreign markets. European trademarks were filed and other country trademark applications were in progress.

Employees in Discontinued Operations

    Whitewing operated until the sale of operating assets on December 10, 2001 with a total of five employees, one of whom served as president for general administration and four of whom are involved in customer service and order processing and reporting. Whitewing was not a party to any collective bargaining agreement and exhibited excellent relations with employees. From time to time, Whitewing retained independent third parties to provide services on a contract, "as needed" basis.

Item 2.  Description of Property.

    Whitewing currently rents administrative office space in Los Angeles, California on a month-to-month basis. Once an acquisition is accomplished, the Company will relocate to the site of acquisition.

    Prior to the sale of operating assets of on December 10, 2001, Whitewing occupied 1,754 square feet of office space in Mission Hills, California.


Item 3. Legal Proceedings. Whitewing is not a party to any legal actions. Whitewing is not aware of any legal proceedings pending, threatened or contemplated against any of our officers or directors, respectively, in their capacities as such.

Item 4.  Submission of Matters to a Vote of Security Holders.

    During 2001, our majority shareholder, W-Net, approved the sale of the operating assets of the business.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Recent Market Prices

    Since April 9, 1999, Whitewing's Common Stock and Warrants have traded separately on the Over-the-Counter Bulletin Board ("OTCBB"). On February 9, 2002, all warrants expired and became worth $0.00 and trading ceased on the OTCBB. During the period February 14, 1996 to April 9, 1999, Whitewing's common stock and warrants traded on the Nasdaq Small Cap Market under the symbols "WWLI" and "WWLI-W", respectively. No assurance can be given that an active trading market for the common stock will be sustained in the future. The market for Whitewing's common stock has experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in Whitewing's industry and the investment markets generally, as well as economic conditions and quarterly variations in Whitewing's results of operations, have in the past, and may continue to adversely affect the market price of Whitewing's common stock. Whitewing's securities are subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Penny stock generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or the Nasdaq system). Any broker engaging in a transaction in Whitewing's securities is required to provide any customer with a risk disclosure document, disclosure of market conditions, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly accounts showing the market values of the Company's securities held in the customer's account. The bid and offer quotation and compensation information needs to be provided prior to effecting the transaction and needs to be contained on the customer's confirmation.

    The following table sets forth the high and low closing bid quotations for a share of Whitewing's Common Stock as well as the high and low closing bid quotations for a Warrant, during the periods presented, as reported by Nasdaq and the OTCBB. Bid quotations represent high and low prices quoted between dealers, do not include commissions, mark-ups, or mark-downs, and may not represent actual transactions.


Common Stock                                 2000                  2001
                                        High      Low         High       Low

     First Quarter ended March 31,     $0.56     $.156       $0.15     $0.09
     Second Quarter ended June 30,     $0.14     $.218       $0.15     $0.08
     Third Quarter ended September 30, $0.28     $.187       $0.14     $0.09
     Fourth Quarter ended December 31, $0.59     $.125       $0.28     $0.06

     Warrants

     First Quarter ended March 31,     $0.125   $0.016       $0.001    $0.001
     Second Quarter ended June 30,     $0.031   $0.031       $0.001    $0.001
     Third Quarter ended September 30, $0.031   $0.016       $0.005    $0.005
     Fourth Quarter ended December 31, $0.016   $0.016       $0.002    $0.001

    On March 10, 2002, the closing bid and asked quotations for the Common Stock, as reported on the OTCBB, were $ 0.32 and $0.35, respectively, per share.

Description of Securities

On February 7, 2002, a Certificate of Amendment to Whitewing's charter increased the total number of shares of common stock which Whitewing is authorized to issue to 100,000,000 shares at a par value of $0.001 per share from 10,000,000 shares at a par value of $0.001 per share. The amendment was proposed and approved by the majority shareholder of Whitewing's common stock issued and outstanding on January 30, 2002.

    Whitewing is authorized to issue up to 100,000,000 shares of Common Stock, $.001 par value, and 500,000 shares of preferred stock, $.001 par value. As of February 7, 2002, there were 387 holders of record of shares of Whitewing's common stock and 326 holders of record of Warrants, including shares and Warrants held in "street" or "nominee" names for an undetermined number of beneficial holders. On February 9, 2002 all the outstanding Warrants expired. See Item 6, "Management's Discussion and Analysis, Liquidity and Capital Resources". In connection with the public offering, all of these shares were converted into Common Stock. No shares of preferred stock were outstanding as of March 10, 2002.

    Holders of Whitewing's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders, and there is no cumulative voting for the election of directors to the Company's classified Board of Directors. Holders of Whitewing's common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of Whitewing, the holders of Whitewing's common stock will be entitled to share ratably in all assets of Whitewing which are legally available for distribution, after payment of all debts and other liabilities. Holders of Whitewing's common stock have no preemptive, subscription, redemption or conversion rights.

    Shares of the Whitewing's preferred stock, none of which is outstanding, may be issued from time to time in one or more series as may be determined by the Board of Directors. The voting powers and preferences, the relative rights of each series, and the qualifications, limitations and restrictions thereof may be established by the Board of Directors without any further vote or action by Whitewing's stockholders, except that no holder of Preferred Stock will have preemptive rights. Issuance of shares of Whitewing's preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company. Whitewing has no present plan to issue any shares of its preferred stock in the foreseeable future.

    U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204-2991, is the Transfer Agent and Registrar for the Common Stock.

Shares Eligible for Future Sale

At December 31, 2001 there were 6,836,443 shares of Whitewing's common stock issued and outstanding of which 4,392,642 have not been registered under Securities Act of 1933, are subject to Rule 144 restriction, as amended (the Securities Act"). Of these shares, 3,911,003 have been outstanding for less than one year at the date of this report. The balance of 481,639 shares are now eligible for sale under Rule 144 under the Securities Act. In June 2001, Whitewing received $310,000 in a private placement by issuing 3,875,000 shares of common stock. In December 2001, the Board of Directors received and approved a request from the majority shareholder for registration of the 3,875,000 shares. Sales of substantial amounts of these shares, or even the potential for such sales, could have an adverse effect on any market price for shares of Whitewing's common stock that could develop, and could impair Whitewing's ability to raise capital through the sale of its equity securities.

Rights to Acquire Shares

    On February 7, 2002, two former employees acquired a total of 225,000 shares of common stock by exercising options earned during their period of employment. The exercise price ranged from $0.089 to $0.125 per share.

    As of March 10, 2002, a total of 60,000 shares of Common Stock have been reserved for issuance upon exercise of outstanding options granted under Whitewing's Stock Option Plan. The exercise price of the outstanding options ranges between $0.06 and $0.125, with a weighted average exercise price of $.076 per share. During the terms of the outstanding options the holders thereof will have the opportunity to profit from an increase in the market price of Whitewing's common stock with resulting dilution in the interest of holders of common stock. The existence of such stock options may adversely affect the terms on which Whitewing's can obtain additional financing, and the holders of such options can be expected to exercise or convert such options at a time when Whitewing, in all likelihood, would be able to obtain additional capital by offering shares of its common stock on terms more favorable to Whitewing than those provided by the exercise or conversion of such options.

Dividend Policy

    Whitewing has never paid any cash dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, Whitewing intends to apply any earnings to the development and expansion of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

    Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Whitewing's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of the financial statements of the Company set forth elsewhere herein and Whitewing assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

General

Current Operations

     Whitewing's sole assets currently consist of cash, cash equivalents, one computer, and a note receivable. Whitewing is in the process of exploring a number of options, including acquiring the assets of other businesses in either related or non-related industries. Whitewing has announced an acquisition in a Form 8-K. See, Item 13(b).

     Prior to the sale of the nutritional-supplement business, Cynthia Kolke resigned as President, Assistant Secretary and Director of Whitewing. Whitewing has been informed that Ms. Kolke will continue to run the nutritional business on behalf of the Purchaser. Our Board of Directors was aware of this interest and considered it, among other matters, in approving the Sale.

     The sale has been accounted for as a discontinued operation and a sale of assets, which will result in a gain measured as the difference between the selling price and the carrying value of our net assets at the date of the sale (December 10, 2001). The gain recognized on the disposal of business assets was $ 70,451.

Discussion of Activities - Discontinued Operations

     During 2001 Whitewing researched, developed and produced test batches of a nutritional product which was formulated for weight-loss. Whitewing concluded that while the product was believed to be of excellent quality, the cost to launch the product would be prohibitive due to declining sales revenue of the company's regular products.

     During 2001 Whitewing continued to offer products through its own internet website as a channel of distribution. Customers were able to order products and place payments directly through the internet for next day order fulfillment by company employees.

     During 2001 Whitewing produced and distributed quarterly the Journal of Natural Health, a magazine highlighting health issues and offering the Company's products for the relief of health related symptoms.

     On June 8, 2001 Whitewing issued 3,875,000 restricted common shares to ACEIA, LLC in a private placement for $310,000. The issuance of these shares resulted in ACEIA, LLC becoming the majority shareholder of Whitewing and effectuated a change of controlling party.

     During 2001 Whitewing conducted a survey of its customers utilizing Independent Market Research of Tampa, Florida. The survey resulted in a demographic profile of the customer base and created perception profiles to assist management in developing a new marketing program.

     In October 2001 Whitewing discontinued television advertising in response to declining rates of new customers being attracted through these marketing efforts. In conjunction with eliminating this form of advertising Whitewing discontinued using the services of an in-bound telemarketing service. Whitewing employees handled all sales inquiries and fulfillment duties.

     During 2001 Whitewing continued to research improvements to the formulation of the most popular selling product, PROSTSAFE. In October, the new and improved formula was introduced to the customer base.

     During November 2001 Andrew Libby, Jr., Chairman of the Board of Directors, assumed the role of President following the resignation of Cynthia Kolke as President, Assistant Secretary, and Director.

     On November 16, 2001 W-Net acquired in a private transaction 3,468,000 of the restricted shares previously owned by ACEIA, LLC. This transaction represented the transfer of approximately 50.1% of the outstanding shares of the Company resulting in a change of control in the majority ownership of Whitewing.

    Whitewing formulated its business plans and strategies based on certain assumptions of Whitewing's management regarding the size of the market for nutritional supplements, the products which Whitewing would be able to offer to the over-age-forty market, Whitewing's anticipated share of the market, and the estimated prices for and acceptance of Whitewing's products.

    Whitewing continued its plan of expanding its customer database during 2001 by exploring other direct response media such as electronic in-home delivery of product advertising. Whitewing invested approximately $374,974 in selling and advertising expense in furtherance of this strategy during the year. These expenditures did not produce comparable increases in revenue. As a result, Whitewing reported a loss for the year.

    The costs of deferred print advertising placements and direct mailings were amortized, based upon management's estimates, over the periods in which the related direct responses are received. Whitewing evaluated the realizability of its direct-response advertising by comparing the carrying amount of prepaid and deferred advertising at each balance sheet date on a cost-pool-by-cost-pool basis to the probable remaining future net revenues expected to result from such advertising. An excess carrying amount over probable remaining future revenues is reported as advertising expense in the current period.

    Newspaper and weekly publications were expensed in the month of issue.

    Sales of Whitewing's PROSTSAFE "R" product accounted for approximately 46.6% and 53.7% of net sales for the years ended December 31, 2000 and 2001, respectively. During 2001, up until the discontinuance of operations, SEXHILARATE "R" accounted for 21% of net sales.

    Like other distributors of consumer products, Whitewing encountered the risk of product returns from its customers. Whitewing's products were sold with an unconditional, money-back guarantee. Any customer who was not satisfied with a Company product for any reason could return it or any unused portion for a full refund of the purchase price. Product returns to date have been approximately 1% of sales.

Selected Financial Data

    The selected consolidated financial data presented as of and for the years ended December 31, 2001 and 2000 has been derived from Whitewing's audited financial statements and should be read in conjunction with such financial statements and related notes as of and for the years ended 2001 and 2000, and
Item 7. "Management's discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

Statements of Operations Data:

                                                      Year ended December 31,
                                                      2000              2001

Net sales                                         $        --       $        --

Operating loss                                             --           (49,464)
                                                  ------------      ------------

Loss Before Discontinued Operations                        --           (49,464)
                                                  ------------      ------------

Loss from Discontinued Operations                    (417,822)         (410,620)

Net Loss                                             (417,822)         (451,084)
                                                  ------------      ------------

 Loss Per Common Share
Before Discontinued Operation                     $        --       $     (0.01)

 Loss Per Common Share from
Discontinued Operation                            $     (0.14)            (0.09)
                                                  ------------      ------------

Net Loss Per Common Share                         $     (0.14)      $     (0.10)
                                                  ============      ============

Weighted average number of
   common shares outstanding                        2,925,440         4,400,764
                                                  ============      ============

                                                     Year ended December 31,
Balance Sheet Data:                                   2000              2001
Working capital                                  $   709,772       $   509,733
Total assets                                         799,736           673,142
Total liabilities                                     14,953            24,943
Shareholders' equity                                 784,783           648,199


Results of Operations

    The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations.

Percentage of Net Sales-Discontinued Operations

                                           Year ended December 31,
                                          2000                 2001

Net sales *                         $ 853,185   100%    $ 614,000   100%
Gross profit                          696,893  81.7%      474,142  77.2%
Selling and advertising expenses      581,206  68.1%      374,974  61.1%
General and administrative expenses   572,089  67.1%      604,832  98.5%
Loss before income taxes             (392,822)(46.0%)    (451,084)(73.5%)
Income Tax Provision                   25,000  (2.9%)        0     (0.0%)
Net loss                             (417,822)(49.0%)    (451,084)(73.5%)

*Note: Net sales presented here include discontinued operations and should be read in conjunction with explanations of the sale of operating assets contained elsewhere in this report. Total general and administrative expenses for the twelve months ended December 31, 2001 were $654,296. During the period January 1, 2001 through December 9, 2001, the period through which Whitewing was selling products, the general and administrative expenses were $604,832. These expenses for the period December 10 - 31, 2001 were $49,464.

    Net Sales. As a result of the December 10, 2001 sale of substantially all of the operations of the business, sales decreased to zero after that date. Net Sales for the period January 1, 2001 through December 9, 2001 were $614,000. Net Sales for calendar year 2000 were $ 853,185. The number of registered customers grew to 222,000 as of December 9, 2001 compared to 208,000 customers at December 31, 2000. Although the customer base grew, most first time buyers only purchased once during the year.

    Gross Profit. Gross Profit for the period January 1, 2001 through December 9, 2001 was $474,142 which represented 77.2% of net sales. Gross Profit for the calendar year 2000 was $696,893 which represnted 81.7% of net sales. Sales of Prostsafe and Sexhilarate represented approximately 53.7% and 21% of total sales, respectively in 2001. An increase in sales of the Sexual Energy package(including Prostsafe and Sexhilarate) yielded significantly lower margins as we discounted the sale price of each product when purchased as a package.

    Selling and Advertising Expense. Prior to the sale on December 10, 2001 of the operating assets of the business, selling and advertising expenses were $374,974, or 61.1% of net sales. During calendar year 2000 these expenses were $581,206, or 68.1% of net sales. These expenses decreased primarily as a result of a shift away from print advertising towards short television advertisements which offered a free subscription to the Journal of Natural Health which Whitewing published quarterly. While Whitewing increased public explosure to specific nutritional products, the low level of new customers recruited did not warrant continuation of the cost of advertising. In October Whitewing eliminated these marketing efforts and the associated costs of in-bound telemarketing services.

    General and Administrative Expense. General and administrative expenses were $604,832 or 98.5% of net sales during the period January 1, 2001 through December 9, 2001, the period prior to the sale of substantially all the operating assets of Whitewing. During the year 2000 these expenses were $572,089, or 67.1% of net sales. During the year 2001 Whitewing incurred slightly higher legal fees for the preparation of documents in the conjunction with raising $310,000 in a private placement and the corresponding issuance of 3,875,000 shares of common stock.

    Loss from Discontinued Operations. Whitewing incurred an operating loss of $ 401,620 from operations for the period January 1, 2001 until the date of sale of operations assets, December 10, 2001. The loss was attributable to reduced revenue. Whitewing reduced certain advertising and selling expenses as it focused efforts on generating additional revenue from existing customers.

    Loss from Continuing Operations. Whitewing incurred an operating loss of $49,464 during the period December 10, 2001 to December 31, 2001. The loss was attributable to administrative, reporting and legal expenses as Whitewing repositioned to seek acquisitions.

Liquidity and Capital Resources

    During the years ended December 31, 2001 and 2000, Whitewing's operations required cash of $463,634 and $338,295, respectively. As of December 31, 2001, Whitewing had cash and short-term investments on hand of $470,724.

    Management currently anticipates that Whitewing will generate sufficient cash flow from investment earnings and payments to be received on a promissory note, supplemented by the remaining balance of cash on hand, to finance Whitewing's operations at currently anticipated levels at least through the end of 2002. However, there can be no assurance that Whitewing will not encounter unforeseen difficulties that may deplete its capital resources. In addition, management believes that Whitewing's future success will be accomplished through an acquisition in the near future of a non-related business entity.

    Whitewing's ability to continue operations beyond the year 2001 would have depended upon its ability to generate a significant cash flow from its operations. At the present time, Whitewing does not have any operations and its future depends entirely on future acquisitions. If Whitewing is unsuccessful in completing an acquisition, there is no assurance that any additional capital resources which Whitewing may need will be available if and when required, or on terms that are acceptable to Whitewing.

    Whitewing's shares and warrants were delisted on April 9, 1999 from trading on the Nasdaq SmallCap and are now traded electronically on the Over-the-Counter Bulletin Board. This delisting has made it more difficult to effect trades and Whitewing's frequency of trades and trading volume have decreased significally since the delisting. The delisting has reduced the Company's visibility and will likely adversely effect Whitewing's ability to attract and obtain financing in the future because of the decreased liquidity of the Company's shares. See "Item
5. Market for Whitewing's Common Equity and Related Stockholder Matters."

Item 7.  Financial Statements.

    The financial statements and supplemental data required by this Item are filed as exhibits hereto, as listed in the Index to Financial Statements included under Item 13(c) of Part IV below, and are incorporated herein by this reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    The directors and executive officers of the Company are as follows:

    Name                Age       Positions

Andrew T. Libby, Jr.    53        Chairman of the Board, President
                                  and Treasurer

David Eisenstein        50        Secretary and Director

Craig M. Ellins         49        Director

John Pretto             39        Director

    Andrew T. Libby, Jr. became a director and Chairman of Whitewing in June 2001 and assumed the role of President in November 2001. He is President of Financial Management Consultants, Inc., a management and consulting firm specializing in helping rapidly growing companies with financial planning and management. He has served as Chief Financial Officer for several corporations during periods of rapid growth and fundraising. Since 1994, he has served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, Corporate Secretary and Director of public companies. He was a partner in the certified public accounting firm of Skipper, Jacobson, & Libby in Tampa, Florida. In the 1970's he served as Assistant County Administrator in Tampa, Florida. From 1987 to 1994 he served as Director of Finance and Accounting at University Medical Service, Inc. and Medical Services Support Corporation. He earned Bachelors of Arts Degrees in both Accounting and Management from the

University of South Florida and a Masters of Business Administration Degree from the University of Tampa. He holds licenses as a Certified Public Accountant, a Licensed Mortgage Broker, and is a Certified Internal Auditor (C.I.A.).

    David G. Eisenstein became a director of the Company in November 2001. He has practiced law for 25 years and currently represents marketing companies experiencing operational and regulatory issues. In addition to practicing law in Arizona, he currently serves as a member of the Direct Selling Association Lawyers Council. Mr. Eisenstein received his Juris Doctor in Law from the University of Arizona College of Law in 1976 and received his Bachelor of Arts in Political Science from the University of Arizona in 1973. He is licensed to practice law in the State of Arizona.

   Craig M. Ellins became a director of the Company in November 2001. He has more than 20 years of experience in marketing and selling a wide variety of products utilizing multiple media outlets. Currently, he serves as Chairman of the Board of the HelloNetwork, Inc., a software development company which he founded five years ago. He was the founder of AutoCheck Centers and Computerized Vehicle Registration (CVR) which was acquired by Automatic Data Processing
(ADP). Mr. Ellins has served as an advisor for strategic planning issues for well-known companies as NetCom, AT&T, Time Warner, K-Tel International, Fingerhut, and Guthy-Renker.

    John Pretto became a director of the Company in November 2001. He has been a leader in the personal computer industry and is an expert in integrating software and hardware systems. Mr. Pretto previously owned and operated an integration firm providing hardware, and software solution for major clients. He has been responsible for live broadcasts over the internet, including the PGA Tour. Mr. Pretto is the cofounder of the HelloNetwork, Inc., the leading developer of streaming media technology for the internet. Mr. Pretto graduated from DeVry Institute with a Bachelor of Science in Electronics Engineering Technology and a Bachelor of Science in Business Operations.

    Effective May 8, 2001, Paul Ryan and R. Bruce Stewart resigned as members of the Company's Board of Directors.

    Effective November 16, 2001, in conjunction with the change in majority ownership of the Company's outstanding shares, Lawrence Berman and Stephen M. Dorsett resigned as members of the Company's Board of Directors.

    Effective November 30, 2001, Cynthia Kolke resigned as Director and Assistant Secretary and William D. Fox resigned as Director and Secretary of the Company's Board of Directors.

    Whitewing's Board of Directors established an audit committee comprised of three Directors which met periodically to consult with the Company's independent auditors concerning their engagement and audit plan, and concerning the auditor's report and management letter and, with the assistance of the independent auditors, monitored the adequacy of the Company's internal accounting controls. Due to changes in control-transactions of the Company, the Board of Directors has changed significantly. The Board has yet to establish a separate audit committee. Rather, all members of Whitewing's Board of Directors meet to review all transactions of the Company.

    Whitewing's Board of Directors established a compensation committee comprised of two Directors. In June 2001, effective with the change of control of Whitewing, the committee was expanded to include all members of Whitewing's Board of Directors. In July 2001, the committee met to review and determine the compensation of Whitewing's executive officer and all employees, administer Whitewing's Stock Option Plan, adopt compensation policies and practices, and nominate the individuals to be proposed by the Board of Directors for election as directors of the Company. On December 10, 2001, Whitewing sold all of its operating assets and the Board has not established a separate compensation committee. Rather, all four members of Whitewing's Board of Directors meet to comprise the compensation committee.

    Subject to the terms of applicable employment agreements, of which there currently are none, officers are appointed by and serve at the discretion of the Board of Directors. Whitewing's Certificate of Incorporation currently provide for a Board of Directors divided into two classes of directors serving staggered terms, with one-half of the total number of authorized directors (currently four) to be elected at each annual meeting of Whitewing's stockholders to serve a 2-year term. No family relationships exist between any of the officers or directors of the Company. Terms for David G. Eisenstein and John Pretto expire in 2002. Terms for Andrew T. Libby, Jr. and Craig M. Ellins expire in 2003.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires Whitewing's officers and directors, and persons who own more than ten percent of Whitewing's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Management believes all such individuals were in compliance with Section 16(a) as of the filing date of this Annual Report on Form 10-KSB, and that none were delinquent.

Item 10.  Executive Compensation.

    The following table summarizes the annual compensation paid by Whitewing during fiscal years ended December 31, 2000 and 2001 to the President of the Company. No other executive officer of the Company received an annual salary and bonus exceeding $100,000 during the year ended December 31, 2001.


    Summary Compensation Table

                                             Annual Compensation
Name and                                    Salary   Bonus  Other
Principal Position                    Year     $       $      $

Cynthia Kolke,                        2000    88,500   -    28,998*
President, Assistant                  2001    90,000   -     2,331*
Secretary and Director

*Includes payments of $ 28,998 in 2000 and $2,331 in 2001 of accrued vacation.

    Whitewing leased and paid the insurance on an automobile on Ms. Kolke's behalf at a cost of $5,798 in 2001. There are no further obligations under this lease as Ms. Kolke resigned as President on November 28, 2001.

    Each director of Whitewing who is not otherwise employed full-time by Whitewing is paid $100 for each Board meeting attended. Effective January 1, 2002, directors will receive $100 for telephonic attendance and $250 for physical attendance at Board meetings. Directors are also reimbursed for their travel expenses incurred in attending Board or committee meetings.

Stock Options

    Whitewing's 1993 Stock Option Plan, as amended (the "Stock Option Plan"), authorizes the granting of options to employees that are intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986 ("Incentive Stock Options"), as well as stock options that are not intended to so qualify ("Nonstatutory Options") which may be granted to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The Stock Option Plan, which is administered by the Board of Directors, currently covers 450,020 exercised options, 60,000 unexercisable options to purchase shares and 489,980 unissued options to purchase shares, for an aggregate total of 1,000,000 shares. The maximum term of a stock option granted under the Stock Option Plan is ten years, but if the optionee at the time of grant has voting power over more than 10% of Whitewing's Stock, the maximum term is five years. If an option granted expires or terminates, the shares subject to the unexercised portion of that option will become available for the grant of future options under the Stock Option Plan. If an optionee terminates his or her service to Whitewing, the optionee may exercise only those option shares vested as of the date of termination and must effect such exercise within three months, although the Board of Directors may set a longer period for exercise of stock options. The Stock Option Plan may be amended at any time by the Board of Directors, although certain amendments would require stockholder approval. The Stock Option Plan will terminate in 2003 unless earlier terminated by the Board.

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

    As of March 10, 2002, options to purchase an aggregate of 60,000 (none are vested) shares of Common Stock, at prices ranging from $0.06 to $0.125 per share, under the Stock Option Plan were outstanding and held by a total of 4 directors including options to purchase 15,000 each by Mr. Libby, Mr. Eisenstein, Mr. Ellins and Mr. Pretto. Each Director's options begin to vest in 2002 at the rate of 3,000 shares per year for each year of service to the Company.

                         Number of Unexercised           Value of Unexercised
                              Options at               In-the-Money Options at
                          Fiscal Year-End 2001        Fiscal Year-End 2001 (1)
Name                  Exercisable / Unexercisable   Exercisable / Unexercisable

Cynthia Kolke             247,500   /    0              $55,222   /      $0


(1) Assumes that a share of Common Stock was valued at $.30 per share on December 31, 2001, which is more than the option exercise price.

Limitation of Directors' and Officers' Liability and Indemnification

    Whitewing's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a Delaware corporation will not be personally liable for monetary damages for breach of the fiduciary duties as directors except for liability as a result of their duty of loyalty to the company for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, unlawful payments of dividends or stock transactions, unauthorized distributions of assets, loan of corporate assets to an officer or director, unauthorized purchase of shares, commencing business before obtaining minimum capital, or any transaction from which a director derived an improper benefit. Such limitations do not affect the availability of equitable remedies such as injunctive relief or rescission. In addition, the Company's Bylaws provide that the Company must indemnify its officers and directors, and may indemnify its employees and other agents, to the fullest extent permitted by Delaware law. At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding the beneficial ownership of Whitewing's Common Stock as of March 10, 2002, by (i) each director and executive officer of Whitewing, (ii) each person known to Whitewing to be the beneficial owner of more than 5% of the outstanding Common Stock, and (iii) all directors and executive officers of Whitewing as a group. Except as may be indicated in the footnotes to the table, each of such persons has sole voting and investment power with respect to the shares owned, subject to applicable community property laws. The address of each individual listed is in care of Whitewing, 3940 Laurel Canyon Blvd. #327, Studio City, California 91604.

                                                Shares Beneficially Owned*

                                              Number                   Percent
Acacia Research Corporation
12 S. Raymond Ave., Ste. B
Pasadena, CA 91105                           789,709                    11.2%

W-Net, Inc.                                3,468,000 (2)                50.7 %

Andrew T. Libby, Jr.                         206,500 (1)                 2.9%

David G. Eisenstein                            3,000 (1)                  -

Craig M. Ellins                                3,000 (1)                  -

John Pretto                                    3,000 (1)                  -

Directors and executive
officers as a group (4 persons)              215,500                     3.0%

    (1) Each Director was granted the right to purchase 15,000 shares of common stock at the then current market price of $0.06 per share on the grant date of November 28, 2001. Director's shares fully vest at the rate of 3,000 per year for five years at the end of each year of service. None of these shares have vested as of December 31, 2001, however, 3,000 shares will vest on July 24, 2002 and 9,000 shares will vest on November 28, 2002.

    (2) The controlling shareholder of W-Net, Inc. is Mr. David Weiner.

* In calculating beneficial and percentage ownership, all shares of common stock which a named stockholder will have the right to acquire from March 10, 2002, upon exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other stockholder. As of March 10, 2002, an aggregate of 7,061,443 shares of common stock were outstanding.

On February 7, 2002, Cynthia Kolke, a former Director and President of the Company, exercised stock options for the purchase of 210,000 shares of common stock.

On March 1, 2002, options for 30,000 shares of common stock issued to William Fox, a former Director of the company expired unexercised.

Item 12.  Certain Relationships and Related Transactions.

     For a description of the options to purchase shares of Whitewing's common stock granted to Whitewing's executive officers and directors, see Item 10, "Executive Compensation."

Item 13.  Exhibits and Reports on Form 8-K.

    (a) Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:
            3.1   Certificate of Incorporation*
            3.2   Bylaws*
            3.3   Reincorporation Agreement*
           10.2   Stock Option Plan*
           27     Financial Data Schedule*


* Incorporated by reference from the Company's Registration Statement on Form S-1 (33-97156) which became effective under the Securities Act of 1933, as amended, on February 9, 1996.

     (b)   Reports on Form 8-K

           December 10, 2001, Item 2. Disposition of Assets
                              Item 5. Other Events
                              Item 7. Exhibits

           November 16, 2001, Item 1. Changes in Control of Registrant

           January 31, 2002,  Item 1. Changes in Control of Registrant
                              Item 2. Acquisition of Assets
                              Item 7. Exhibits

     (c)   Index to Financial Statements.


                                                                Page

Independent Auditor's Report                                    F-1

Balance Sheet as of December 31, 2001                           F-2

Statements of Operations for the years ended
   December 31, 2001 and 2000                                   F-3

Statements of Shareholders' Equity for the years ended
   December 31, 2001 and 2000                                   F-4

Statements of Cash Flows for the years ended
   December 31, 2001 and 2000                                   F-5

Notes to Financial Statements                                   F-6 - F-11

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Whitewing Labs, Inc.



                              By:  /s/  Andrew T. Libby, Jr.
                                   Andrew T. Libby, Jr.
                                   Chairman and President
                                   Dated:  March 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew T. Libby       Chairman of the Board               March 20, 2002
Andrew T. Libby, Jr.      of Directors, President
                          and Treasurer
                          (Chief Executive Officer, Chief
                           Financial Officer & Accounting Officer)


/s/ David G. Eisenstein   Director and Secretary              March 20, 2002
David G. Eisenstein


/s/ Craig M. Ellins       Director                            March 20, 2002
Craig M. Ellins


/s/ John Pretto           Director                            March 20, 2002
John Pretto

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders of Whitewing Labs, Inc.

We have audited the accompanying balance sheet of Whitewing Labs, Inc. as of December 31, 2001 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitewing Labs, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2000 and 2001 in conformity with accounting principles generally accepted in the United States of America.

On December 10, 2001, the Company discontinued its operations and sold certain assets relating to its nutritional-supplement business. This event is more fully described in Note 1 to the financial statements.



/s/ Moss Adams LLP

MOSS ADAMS LLP
Los Angeles, California
March 13, 2002

                              WHITEWING LABS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS


CURRENT ASSETS:
   Cash and cash equivalents                                 $    66,067
   Short-term investments                                        404,657
   Note receivable                                                63,952
                                                             ------------
   Total current assets                                          534,676


NOTE RECEIVABLE                                                  136,631


EQUIPMENT, at cost,
Net of accumulated depreciation                                    1,835
                                                             ------------


                                                             $   673,142
                                                             ============


   The accompanying notes are an integral part of these financial statements


                                      F-2a

                              WHITEWING LABS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2001


                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                             $     23,900
   Accrued liabilities                                                 1,043
                                                                -------------

   Total liabilities                                            $     24,943

SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value:
      10% cumulative, 500,000 shares authorized;
      no shares issued and outstanding                                     -
   Common stock, $.001 par value:
      10,000,000 shares authorized; 6,836,443 shares
      issued and outstanding                                           6,836
   Paid-in capital                                                 6,559,341
   Accumulated deficit                                            (5,917,978)
                                                                -------------

         Shareholders' equity                                        648,199
                                                                -------------

                                                                $    673,142
                                                                =============


   The accompanying notes are an integral part of these financial statements


                                      F-2b

                              WHITEWING LABS, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 2001


                                                       2000             2001

NET SALES                                          $        --      $        --
COST OF GOODS SOLD                                          --               --
                                                   ------------     ------------
   Gross profit                                             --               --
                                                   ------------     ------------
OPERATING EXPENSES:
   Advertising                                              --               --
   Selling                                                  --               --
   General and administrative                               --           49,464
                                                   ------------     ------------
                                                            --           49,464
                                                   ------------     ------------
   Loss from operations                                     --          (49,464)

OTHER INCOME, net                                           --               --
                                                   ------------     ------------
   Loss from continuing operations                          --          (49,464)
     before income tax

PROVISION FOR INCOME TAX                                    --               --
                                                   ------------     ------------
Loss from continuing operations                        (49,464)

Loss from discontinued operation                      (417,822)        (472,071)

Gain on disposal of discontinued
  operation                                                 --           70,451
                                                   ------------     ------------
NET LOSS                                           $  (417,822)     $  (451,084)
                                                   ============     ============

LOSS PER COMMON SHARE BEFORE
  DISCONTINUED OPERATION                           $        --      $     (0.01)
                                                   ============     ============

LOSS PER COMMON SHARE FROM
  DISCONTINUED OPERATION                           $     (0.14)     $     (0.09)

BASIC AND DILUTED LOSS PER COMMON SHARE            $     (0.14)     $     (0.10)


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         2,925,443        4,400,764
                                                   ============     ============


   The accompanying notes are an integral part of these financial statements

                                            WHITEWING LABS, INC.

                                     STATEMENTS OF SHAREHOLDERS' EQUITY

                                   YEARS ENDED DECEMBER 31, 2000 AND 2001

                               Common Stock                       Paid-in      Accumulated
                                  Shares          Amount          Capital        Deficit            Total
                               ------------    ------------    ------------    ------------     ------------
BALANCE, December 31, 1999       2,925,443     $     2,925     $ 6,248,752     $(5,049,072)     $ 1,202,605

Net loss                                --              --              --        (417,822)        (417,822)
                               ------------    ------------    ------------    ------------     ------------

BALANCE, December 31, 2000       2,925,433           2,925       6,248,752      (5,466,894)         784,783

Issuance of common stock         3,911,000           3,911         310,589              --          314,500

Net loss                                --              --              --        (451,084)        (451,084)
                               ------------    ------------    ------------    ------------     ------------

BALANCE, December 31, 2001       6,836,433     $     6,836     $ 6,559,341     $(5,917,978)     $   648,199
                               ============    ============    ============    ============     ============


                 The accompanying notes are an integral part of these financial statements


                                                    F-4

                              WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 2001


                                                            2000         2001
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(417,822)   $(451,084)
   Gain on sale of operating assets                             --      (70,452)

   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                         24,542       12,988
      Changes in assets and liabilities:
         Inventories                                        26,929       (8,700)
         Prepaid advertising                               (22,075)       3,616
         Other prepaid expenses                             19,709       25,227
         Other receivables                                  11,140       10,412
         Deposits                                               --        4,369
         Accounts payable                                     (718)       9,990
         Accrued liabilities                                (5,000)          --
         Deferred income taxes                              25,000           --
                                                         ----------   ----------
      Net cash used in operating activities               (338,295)    (463,634)
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture, fixtures and equipment           (6,472)      (3,526)
   Development of trademarks                                (4,077)      (6,059)
   Redemption of short-term investments, net               319,668      109,742
   Proceeds from sale of operating assets                       --       65,000
                                                         ----------   ----------
   Net cash provided by investing activities               309,119      165,157
                                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                    6      314,500
                                                         ----------   ----------
      Net cash provided by financing activities                  6      314,500
                                                         ----------   ----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                       (29,176)      16,023
                                                         ----------   ----------
CASH AND CASH EQUIVALENTS,
   Beginning of year                                        79,220       50,044
                                                         ----------   ----------
CASH AND CASH EQUIVALENTS,
   End of year                                           $  50,044       66,067
                                                         ----------   ----------
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
   Cash paid for income taxes                            $     850    $     800
                                                         ----------   ----------

NON-CASH DISCLOSURE
   Sale of operating assets for Note Receivable                 --    $ 200,000
                                                         ----------   ----------

   The accompanying notes are an integral part of these financial statements

                              WHITEWING LABS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.  Summary of Operations and Organization and Business

On December 10, 2001, Whitewing Labs, Inc. (the "Company") sold its nutritional business assets (the "Sale") to Nadin Company, a California corporation (the "Purchaser"), pursuant to an Asset Purchase Agreement (the "Agreement"). The Purchaser is owned by Michael and John Gorman, also the owners of Vitamineral, Inc., the Company's primary manufacturer. Under the Agreement, the Company transferred its nutritional business assets, constituting substantially all of the Company's operating assets, to the Purchaser, in exchange for $265,000 (the "Purchase Price". $65,000 of the Purchase Price was paid in cash at the closing of the Sale; the remaining $200,000 of the Purchase Price was in the form of a promissory note made by the Purchaser in favor of the Company. The promissory note is secured by all of the Purchaser's nutritional-supplement business assets (See Note 3). The Purchase Price was determined by negotiations between the Company and the Purchaser. The Sale was approved by the Company's Board of Directors and by the holders of a majority of the Company's common stock.

Prior to December 10, 2001, Whitewing Labs, Inc. (the "Company") developed, acquired and sold nutritional supplements for sale to the over age forty market primarily in the United States. Utilizing formulas that include only natural ingredients, the Company's products offer alternatives to conventional treatments for symptoms associated with the aging process.

The Company is in the process of exploring a number of options, including acquiring the assets of businesses in either related or non-related industries (See Note 8). As of December 31, 2001, the Company's assts and liabilities include the promissory note receivable from the purchaser of the discontinued operations.

2.  Summary of Significant Accounting Policies

    a.  Estimates Used by Management

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    b.  Concentration of Risk

    The Company deposits its cash with a major financial institution. Deposits may, at times, exceed amounts insured by the FDIC.

    c.  Cash and Cash Equivalents, and Short-Term Investments

    The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash, and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash equivalents include only those investments with maturities at the time acquired of three months or less.

    Short-term investments consist of certificates of deposit with original maturities of greater than three months but less than one year and which are readily convertible to cash. Short-term investments are valued at cost, which approximates market value as of December 31, 2001.

    d.  Prepaid Advertising

    All Prepaid Advertising benefits were acquired by the Purchaser as part of the Asset Purchase Agreement.

    e.  Computer Equipment

    Furniture and fixtures are recorded at cost. Major additions and improvements are capitalized. Depreciation is computed using the straight- line method over the estimated useful lives which range from 3 to 7 years. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. Currently, assets consist of one computer which is utilized to maintain the accounting records of the Company.

    f.  Trademarks

    Costs incurred to develop proprietary trademarks were capitalized and amortized using the straight-line method over their legal life. All trademarks were acquired by the Purchaser as part of the Asset Purchase Agreement.

    g.  Income Taxes

    The Company accounts for income taxes using the asset and liability method. Income taxes are further explained in Note 4.

    h.  Revenue Recognition

    Revenue is recorded at the time of shipment.

    i.  Earnings Per Share

    Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury. Earnings per share is computed using the "treasury stock method" under Financial Accounting Standards Board Statement No. 128.

    For the year ended December 31, 2001, options exercisable for 181,185 shares of common stock have been excluded from the computation of diluted earnings per share because their effect is currently anti-dilutive.

    j.  Recently Issued Accounting Pronouncements

    During 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 144 ("Accounting for Impairment or Disposal of Long-Lived Assets"), and No. 143 ("Accounting for Asset Retirement Obligations"). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS 143 and SFAS 144 will have material impact on the financial statements.

    Also in 2001, the FASB issued SFAS No. 142 ("Goodwill and Other Intangible Assets") and No. 141 ("Business Combinations") which are effective for years after 2001. SFAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangible assets no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001.

    k.  Stock-Based Compensation

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

3.  Notes receivable

    The note receivable of $200,000 was a component of the proceeds received for the sale of the Company's nutritional-supplement business (See Note 1). Monthly payments of principal and interest (at 5.0%) are due from the Purchaser. The note matures on December 10, 2004 and is secured by the Purchaser's nutritional-supplement business assets.

    Future principal payments for the years ended December 31 are as follows:

                           2002                            $      63,369
                           2003                                   66,611
                           2004                                   70,020
                                                           --------------
                                                                 200,000
                           Current portion                       (63,369)
                                                           --------------

                                                           $     136,631
                                                           ==============

4.  Income Taxes

    The asset and liability method requires the Company to provide income taxes for the tax effect of temporary differences in recognizing certain income and expenses for financial statement and income tax purposes.

    At December 31, 2001, the Company had net operating loss "NOL" carryforwards of approximately $5,659,000 for Federal income tax purposes available to reduce future Federal taxable income through 2021. Approximately $2,202,000 is available to reduce future state taxable income in California. State NOL carryforwards expire through 2011. The Company had approximately $1,000,000 of NOL carryovers ("pre-change NOLs") for federal tax return purposes at December 31, 1995. As a result of an ownership change in both June 2001 and November 2001, the Company's ability to utilize pre-change NOL carryovers is limited for Federal tax purposes. The NOL carryforwards may be further limited by future acquisitions or dispositions of the Company.

A reconciliation of statutory tax rates to the reported effective income tax rates for 2000 and 2001 are:

                                                2000          2001
                                              --------      --------

Statutory rate
   Federal                                     (34.0)%       (34.0)%
   State, net of Federal benefit                (5.8)         (5.8)

Change in tax asset valuation allowance         46.6          40.2

Other                                           (0.4)         (0.4)
                                              --------      --------
                                                 6.4%          0.0%
                                              ========      ========

Temporary differences and carryforwards as of December 31, 2001 which give rise to the net deferred tax asset are as follows:

   Deferred tax assets:
      Federal net operating loss carryforwards                $ 1,924,000
      State net operating loss carryforwards-California           128,000
      State net operating loss carryforwards-Arizona               16,000

      Less - Valuation allowance                               (2,068,000)
                                                              ------------

          Total deferred tax assets                           $         0
                                                              ============

5.  Stock Option Plan

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

    c.  Options Granted

    The following is a summary of qualified and nonqualified options for the years ended December 31, 2000 and 2001:

                                            Exercise      Number of Options
Qualified Options:                            Price       Granted     Vested
                                                          -------     ------

Balance, December 31, 1999                  $ 0.089          97,500     97,500
                                                                       ========
   Granted                                        -               -
   Exercised                                      -               -
   Expired                                        -               -
                                            --------        --------

Balance, December 31, 2000                  $ 0.089          97,500     97,500
                                                                       ========
   Granted                                        -               -
   Exercised                                      -               -
   Expired                                        -               -
                                            --------        --------

Balance, December 31, 2001                  $ 0.089          97,500     97,500
                                            ========        ========   ========


Nonqualified Options:


Balance, December 31, 1999                  $ 0.089 - 5.00  331,185    307,685
                                                                       ========
   Granted                                        -               -
   Exercised                                      -               -
   Expired                                        -               -
                                            --------        --------

Balance, December 31, 2000                  $ 0.089 - 5.00   331,185   319,185
                                            ========        =========  ========
   Granted                                  $ 0.06 - 0.125   120,000
   Exercised                                     -                 -
   Expired                                  $ 0.089 - 5.00  (112,500)
                                            --------        ---------

Balance, December 31, 2001                  $ 0.06 - 5.00    338,685   260,685
                                            ========        =========  ========

    On February 7, 2002, two former employees acquired a total of 225,000 shares of common stock by exercising options earned during their period of employment. The exercise price ranged from $0.089 to $0.125 per share.

    As of March 10, 2002, a total of 60,000 shares of Common Stock have been reserved for issuance upon exercise of outstanding options granted under Whitewing's Stock Option Plan. The exercise price of the outstanding options ranges between $0.06 and $0.125, with a weighted average exercise price of $.076 per share.

    The Company accounts for the Plan with regard to the Company's employees, officers and directors under Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, no compensation cost is recognized for the issuance of stock options to employees, officers, and directors. The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for stock grants in 2000 and 2001: risk-free interest rate of 5.2%, no expected dividend yield; expected lives of 7 years; expected volatility of approximately 124%.

6.  Warrants and Stock Options

    In conjunction with its initial public offering in February 1996, the Company issued 1,035,000 common stock purchase warrants at $0.20 per share which had to be purchased together on the basis of one share of common stock and one warrant, but tradable separately thereafter. The holder of two warrants was entitled to purchase one share of the Company's Common stock at $3.00 per share prior to February 9, 2002. On that date, all the unexercised warrants expired.

7.  Operating Segments

    The Company's products comprised a single operating segment. Sales were made to a large number of customers throughout the United States. Sales of two of the Company's products comprised the majority of total sales in 2000 and 2001.

8.  Subsequent Events

    On January 31, 2002, the Company signed a letter of intent to acquire all the outstanding common stock of a privately held company on the East Coast. The probable closing date is contingent upon several factors, including completion of the financial statement audits of the target company. In anticipation of the possible acquisition, on February 7, 2002, a Certificate of Amendment to Whitewing's charter increased the total number of shares of common stock which Whitewing is authorized to issue to 100,000,000 shares at a par value of $0.001 per share from 10,000,000 shares at a par value of $0.001 per share. The amendment was proposed and approved by the majority shareholder of Whitewing's common stock issued and outstanding on January 30, 2002.

9.  Related Party Transactions

    Annual compensation paid by the Company during fiscal years ended December 31, 2000 and 2001 to the former President of the Company approximated $117,000 and $92,000, respectively.

    On November 28, 2001, each Director was granted the right to purchase 15,000 shares of common stock at the then current market price of $0.06 per share.

    On February 7, 2002, Cynthia Kolke, a former Director and President of the Company, exercised stock options for the purchase of 210,000 shares of common stock.