Form 10QSB
period 2002-03-31
WHITEWING LABS INC
filed 2002-05-15
CIK 1001260

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from    N/A    to    N/A

Commission File No. 0-27420



                              WHITEWING LABS, INC.
      (Exact name of small business registrant as specified in its charter)

           Delaware                                    95-4437350
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

  430 Victoria Terrace, Ridgefield, NJ                   07657
(Address of principal executive offices)               (Zip Code)

Issuer's Telephone Number:  201-943-0800

3940 Laurel Canyon Blvd., #327, Studio City, California 91604
(Former address)

Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

The number of shares of common stock outstanding as of May 14, 2002 was 31,951,443.

Transitional Small Business Issuer Format:  [  ] Yes   [X] No

                              WHITEWING LABS, INC.

                  FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                Page

Item l. Condensed Financial Statements

Balance Sheets at December 31, 2001 and March 31, 2002        3

Statements of Operations for the Three Months Ended           5
        March 31, 2001 and March 31, 2002

Statements of Cash Flows for the Three Months Ended           6
        March 31, 2001 and March 31, 2002

Notes to the Financial Statements                             7

Item 2. Management's Discussion and Analysis of Results       8
           Of Operations and Financial Condition

Exhibit  Authorized shares increase to 100 million           13

                              WHITEWING LABS, INC.
                                 BALANCE SHEETS
                      DECEMBER 31, 2001 and MARCH 31, 2002

                                     ASSETS

                                                       December      March 31,
                                                         2001          2002
                                                                    (Unaudited)
                                                       ---------     ---------
CURRENT ASSETS:
   Cash and cash equivalents                           $ 66,067      $ 20,586
   Short-term investments                               404,657       411,727
   Note receivable                                       63,952        64,164
   Prepaid Expenses                                           0         4,687
                                                       ---------     ---------

 Total current assets                                   534,676       501,164

NOTE RECEIVABLE                                         136,631       120,288

COMPUTER EQUIPMENT, at cost,
   Net of accumulated depreciation                        1,835         1,835
                                                       ---------     ---------

                                                       $673,142      $623,287
                                                       =========     =========




The accompanying notes are an integral part of these financial statements

                              WHITEWING LABS, INC.
                                 BALANCE SHEETS
                      DECEMBER 31, 2001 AND MARCH 31, 2002

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  December 31,       March 31,
                                                     2001              2002
                                                                    (Unaudited)
                                                  ------------      ------------


Accounts payable                                  $    23,900       $     4,491
Accrued liabilities                                     1,043                --
                                                  ------------      ------------
   Total liabilities                              $    24,943       $     4,491


SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par
   value: 10% cumulative, 500,000
   shares authorized; no shares
   issued and outstanding                                  --                --
  Common stock, $.001 par value:
   10,000,000 shares authorized
   as of January 1, 2002 and
   100,000,000 authorized as of
   January 30, 2002; 6,836,443
   and 7,061,443 shares issued
   and outstanding as of December
   31, 2001 and March 31, 2002,
   respectively                                         6,836             7,061

   Paid-in capital                                  6,559,341         6,579,681
   Accumulated deficit                             (5,917,978)       (5,967,946)
                                                  ------------      ------------

Shareholders' equity                                  648,199           618,796
                                                  ------------      ------------

                                                  $   673,142       $   623,287
                                                  ============      ============


The accompanying notes are an integral part of these financial statements

                              WHITEWING LABS, INC.

                             STATEMENT OF OPERATIONS

          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2002
                                   (Unaudited)
                                                      2001              2002
                                                  ------------      ------------

NET SALES                                           $       -       $         -
COST OF GOODS SOLD                                          -                 -
                                                  ------------      ------------
   Gross profit                                             -                 -
                                                  ------------      ------------

OPERATING EXPENSES:
   Advertising                                              -                 -
   Selling                                                  -                 -
   General and administrative                               -            56,842
                                                  ------------      ------------
                                                            -            56,842
                                                  ------------      ------------
   Loss from operations                                     -           (56,842)

OTHER INCOME, net                                           -             6,874

   Loss from continuing operations                ------------      ------------
     before income tax                                      -           (49,968)

PROVISION FOR INCOME TAX                                    -                 -
                                                  ------------      ------------
Loss from continuing operations                             -           (49,968)

Discontinued Operations                               (99,132)                -
                                                  ------------      ------------

NET LOSS                                          $   (99,132)      $   (49,968)
                                                  ============      ============

LOSS PER COMMON SHARE BEFORE
  DISCONTINUED OPERATION                          $         -       $     (0.01)
                                                  ============      ============
LOSS PER COMMON SHARE FROM
  DISCONTINUED OPERATION                          $     (0.03)      $     (0.01)

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                    $     (0.03)      $     (0.01)


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         2,925,443         7,061,443
                                                  ============      ============

The accompanying notes are an integral part of these financial statements

                              WHITEWING LABS, INC.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (Unaudited)

                                                          2001           2002
CASH FLOWS FROM OPERATING ACTIVITIES:                  ----------     ----------

  Net loss                                             $ (99,132)     $ (49,968)

  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
      Depreciation and amortization                        4,462              -
  Changes in assets and liabilities:
   Inventories                                           (18,151)             -
   Prepaid advertising                                    (7,042)             -
   Other prepaid expenses                                 (3,013)        (4,687)
   Other receivables                                       1,880              -
   Note Receivable                                             -         16,131
   Accounts payable                                        7,715        (19,409)
   Accrued liabilities                                         -         (1,043)
                                                       ----------     ----------
Net cash used in operating activities
                                                        (113,281)       (58,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of short-term
investments, net                                          99,721         (7,070)
                                                       ----------     ----------
Net cash provided (used) by
 Investing activities                                     99,721         (7,070)
                                                       ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common
stock                                                          -         20,565
                                                       ----------     ----------
Net cash provided by financing activities                      -         20,565
                                                       ----------     ----------
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                     (13,560)       (45,481)
                                                       ----------     ----------

CASH AND CASH EQUIVALENTS,
   Beginning of period                                    50,044         66,067
                                                       ----------     ----------

CASH AND CASH EQUIVALENTS,
   End of period                                       $  36,484      $  20,586
                                                       ==========     ==========


The accompanying notes are an integral part of these financial statements

                              WHITEWING LABS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

1. Summary of Operations and Organization of Business Prior to December 10, 2001, Whitewing Labs, Inc. (the "Company") developed, sought to acquire through license, marketed and sold nutritional supplements for sale to the over age forty market primarily in the United States. Utilizing formulas that include only natural ingredients, the Company's products offered alternatives to conventional treatments for symptoms associated with the aging process. On December 10, 2001, the Company sold its nutritional business and all of its operating assets pursuant to an Asset Purchase Agreement in exchange for cash in the amount of $65,000 and a promissory note of $200,000.

The Company's sole assets currently consist of cash, cash equivalents, a computer, and a note receivable issued by the purchaser of the operating assets. On January 31, 2002, the Company entered into a Letter of Intent to acquire all of the issued and outstanding common stock of Total Filter Recycling, Inc., d.b.a. Total Recycling Services, of Ridgefield, New Jersey. On May 3, 2002, the transaction was completed by Whitewing authorizing the issuing to the stockholders of Total Filter Recycling, Inc. 28,000,000 shares of previously unissued Common stock in exchange for all the outstanding shares of Total Filter Recycling, Inc. See Form 8-K as filed on March 7, 2002 for event dated January 31, 2002.

2. Summary of Significant Accounting Policies
   ------------------------------------------

         a. Basis of Presentation
            ---------------------

In the opinion of management and subject to year-end audit, the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

3. Loss Per Common Share
   ---------------------

For the three month periods ended March 31, 2001 and 2002, loss per common shares was based on the historical weighted average number of shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

         Statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding Whitewing's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as those set forth elsewhere herein. The forward-looking statements are made as of the date of the financial statements of the Company set forth elsewhere herein and Whitewing assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements. See the Company's annual 10KSB for the year ended December 31, 2001.

General

CHANGE OF CONTROL

On May 3, 2002, Whitewing authorized the exchange of 28,000,000 of its newly issued common shares for all of the issued and outstanding common stock of Total Filter Recycling, Inc., d.b.a. Total Recycling Services, of Ridgefield, New Jersey. The completion of the transaction resulted in the shareholders of Total Filter Recycling owning 80 percent of the issued and outstanding shares of Whitewing. At the time of closing, the then current directors resigned and were replaced by the directors of Total Filter Recycling, Inc. Reference Form 8-K as filed for report date January 31, 2002.

Discussion of Activities - Discontinued Operations

The following disclosure describes Whitewing's business for the three months ended March 31, 2001 and prior to the sale of its operating assets on December 10, 2001. Prior to the sale, Whitewing developed or acquired through license, marketed and sold nutritional supplements for the over-age-forty market primarily in the United States. This market is the fastest growing segment of the population and a segment for whom quality of life has become one of the most important issues associated with aging. Whitewing used direct mail, magazine advertisements and electronic direct marketing of product advertising are the primary vehicles to reach this expanding population segment. Utilizing formulations that included only herbs and other natural ingredients, Whitewing's products were intended to offer alternatives to conventional treatments for symptoms associated with the aging process. Customers confronted with concerns such as a lack of convenient transportation, unsafe shopping areas, and the loss of personal mobility, also enjoyed the added benefit of ordering and receiving Whitewing's products in the comfort and security of their own homes. Whitewing expected to continue to face substantial competition in its efforts to capture a significant share of the over-age-forty market. Many of Whitewing's competitors in its discontinued operations have greater financial, marketing, distribution, and research capabilities than Whitewing had. The performance of Whitewing had depended on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as the ability to adapt its product offerings to meet changing pricing considerations and other market factors. Whitewing attempted to differentiate itself from competitors by focusing on products formulated to meet the specific needs of a given population group and which contain only natural ingredients, and marketing these products directly to Whitewing's target age group.

Current Operations - Prior to Acquisition

Whitewing's sole assets consisted of cash, cash equivalents, one computer, and a note receivable. Whitewing was in the process of exploring a number of options, including acquiring the assets of other businesses in either related or non-related industries. Whitewing has completed the acquisition announced in a Form 8-K. See, Item 13(b).

Anticipated operations after acquisition

Whitewing will conduct business through the operations of Total Filter Recycling, Inc., which transacts business under the trade name Total Recycling Services (TRS), and is an expanding recycling company that services the environmental disposal needs of the Motor Vehicle Repair Industry (the "Motor Vehicle Waste Recycling Industry"). TRS's employees service over 5,000 accounts in 16 states out of five leased facilities. TRS-owned cellular-dispatched collection trucks service its customers by either delivering new product and empty drums or removing used products and full drums for processing at one of its facilities.

The following is a description of TRS's present services and products:

Oil Filter Recycling - For a fee, TRS collects used oil filters from its customers in company-owned 55-gallon steel drums and delivers them to a tank farm. At the facilities, the filters are then put through a proprietary process that removes the oil from the filter. The recovered steel and oil are recycled, and sold.

Antifreeze Recycling - TRS developed a Reverse Osmosis (R/O) system that cleans used antifreeze to a level of purity that allows it to be resold as new antifreeze equivalent. As most used antifreeze is disposed of as waste, the market potential for cleaning and reprocessing used antifreeze is substantial. Nearly the entirety of TRS's actual and target customer base are potential purchasers of recycled antifreeze and management believes this segment of the business to have significant growth and profit potential.

Parts Washer Sink Service - TRS leases parts washer sinks to Motor Vehicle Repair Facilities and contracts to service them at predetermined intervals. During the servicing process, TRS exchanges used solvent for new or distilled solvent and returns the used solvent to TRS for distillation.

Brake Washer Sink and Service - TRS leases brake washer sinks to Motor Vehicle Repair Facilities and contracts to service them at predetermined intervals. During the servicing process, TRS exchanges used industrial grade surfactant or cleaning solution for new and retains the used product for disposal.

Waste Oil Service - TRS collects waste oil and transports it to its tank farm. There it is processed into oil that meets industry specifications, enabling it to be sold as a fuel oil for industrial burner use.

Absorbent Supply and Recycling - TRS is a full line distributor of absorbents, including absorbent pads, loose material (including a private labeled absorbent product called TotalSorb), and booms and pillows that are used for emergency spill response as well as for regular maintenance cleaning.

After use, the absorbents that are collected by TRS are used as fuel at a waste to energy co-generation facility. The ability of TRS to offer disposal in conjunction with sales allows it profit on both ends of the transaction, while providing the customer with a liability-reducing, safe disposal service.

Results of Operations

Net Sales. As a result of the December 10, 2001 sale of substantially all of the operations of the business, sales decreased to zero after that date. Sales for the three months ended March 31, 2001 were $170,926.

Gross profit. As a result of the December 10, 2001 sale of substantially all of the operations of the business, gross profit for the three months ended March 31, 2002 was zero. Gross profit for the three months ended March 31, 2001 was $134,250.

General and Administrative Expense. General and Administrative expenses for the three months ended March 31, 2002 were $56,842. The expenses were primarily legal, accounting, reporting, and insurance expenses to maintain Whitewing. General and Administrative expenses for the same period in the prior year were $142,969.

Loss from discontinued operations. Whitewing incurred an operating loss of $99,132 during the three months ended March 31, 2001. The loss was attributable to reduced revenues as the Company significantly reduced advertising and selling expenditures.

Loss from continuing operations. Whitewing incurred an operating loss of $49,968 for the three months ended March 31, 2002. The loss was attributable to administrative, reporting and legal expenses as Whitewing pursued acquiring all of the outstanding stock of Total Filter Recycling, Inc.

Liquidity and Capital Resources

At March 31, 2002, Whitewing had cash and short-term investments on hand of $432,313 and is the holder of a promissory note, the balance of which is $184,452. The promissory note requires Nadin Company, the purchaser of Whitewing's former nutrition business operations, to remit monthly payment of $5,994 until December 10, 2004. Management anticipates the completion of the acquisition of Total Filter Recycling, Inc. will generate sufficient cash flow to finance operations at currently anticipated levels at least through the end of 2002. However, there can be no assurance that Whitewing will not encounter unforeseen difficulties that may deplete its capital resources. In addition, management believes that Whitewing's future success will depend upon developing and implementing the business plan for the operations of Total Filter Recycling, Inc., the acquisition of which was accomplished on May 3, 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the newly acquired company, Total Filter Recycling, Inc., has certain on-going legal proceedings, none of which are considered material to the financial or operations of the business.

ITEM 2. CHANGES IN SECURITIES

On February 7, 2002, two former employees (one president and director) acquired a total of 225,000 shares of common stock by exercising options earned during their period of employment. The exercise price ranged from $0.089 to $0.125 per share. Whitewing relied upon the exemption from registration contained in
Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 7, 2002, a Certificate of Amendment to Whitewing's charter increased the total number of shares of common stock which Whitewing is authorized to issue to 100,000,000 shares at a par value of $0.001 per share from 10,000,000 shares at a par value of $0.001 per share. The amendment was proposed by and approved by written consent of the majority shareholder of Whitewing's common stock issued and outstanding on January 30, 2002.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit: Certificate of Amendment to Charter Increasing Authorized Shares

         (b)      Reports on Form 8-K

                  8-K filed March 7, 2002 reporting event of January 31, 2002 under Items 1, 2 and 7

                  8-K/A filed April 9, 2002 amending Item 7 of the previously filed report on Form 8-K

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WHITEWING LABS, INC.
Dated: May 15, 2002
                                               By: /s/  Andrew V. Latham, Jr.
                                                   -----------------------------
                                                   Andrew V. Latham, Jr.
                                                   President
                                                   (Principal Executive Officer)

                                                   /s/  Charles J. Stuto
                                                   -----------------------------
                                                   Charles J. Stuto
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

EXHIBIT

                   CERTIFICATE OF AMENDMENT TO THE CHARTER OF
                   ------------------------------------------
                              WHITEWING LABS, INC.
                             A DELAWARE CORPORATION

         Pursuant to the provisions ofss.242, Del. Code, the Delaware General Corporation Law, Whitewing Labs, Inc., a Delaware Corporation hereby files this Certificate of Amendment to its Charter.

         1. The name of the corporation is Whitewing Labs, Inc.

         2. The Corporation's charter shall be, and it hereby is amended to increase the total number of shares of common stock which the Corporation shall be authorized to issue to 100,000,000 shares from 10,000,000 shares.

         3. This amendment shall be effective on the date of filing hereof with the Secretary of State of Delaware.

         4. The amendment made hereby was approved on January 30, 2002 by written consent of the holder of 3,468,000 shares of the Corporation's common stock in accordance with ss.228, Del. Code, the Delaware General Corporation Law, being a majority of the 6,844,300 shares of the Corporation's common stock issued and outstanding on that date and sufficient in all respects for the due adoption of this amendment pursuant to ss.242, Del. Code, the Delaware General Corporation Law.

         IN WITNESS WHEREOF, the undersigned President, with the attestation of the Secretary, of Corporation, duly authorized hereunto, has executed the within Certificate of Amendment to the Charter on January 30, 2002.
(CORPORATE SEAL)                                     Whitewing Labs, Inc.

ATTEST:
                                                     By: /s/ Andrew Libby
                                                         -----------------------
/s/  David Eisenstein                                    Andrew Libby, President
---------------------------
David Eisenstein, Secretary

STATE OF CALIFORNIA       }
COUNTY OF LOS ANGELES     }

         The foregoing instrument was acknowledged before me, the undersigned Notary Public, this 30 day of January, 2002, by Andrew Libby, as President of Whitewing Labs, Inc., on behalf of the corporation, and he does hereby acknowledge that the foregoing is the act and deed of the Corporation and the facts stated therein, with respect to the Corporation are true. He is |_| personally known to me or |_| produced driver's license as identification and did not take an oath.

[SEAL]                                               /s/ Kendra K. Garst
                                                     ---------------------------
                                                         Notary Public