Form 10QSB
period 2002-06-30
WHITEWING ENVIRONMENTAL CORP
filed 2002-08-19
CIK 1001260

================================================================================
SEC 2334 POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
         CONTAINED IN THIS FORM (6-00) ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
================================================================================
                                                            OMB APPROVAL
                                                       OMB Number: 3235-0416
                                                       Expires: April 30,2003
                                                       Estimated average burden
                                                       hours per response: 32.00
                                                       =========================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
                               -------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ____________ to _______

Commission file number  0-74220
                        -------

                          Whitewing Environmental Corp.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     95-4437350
            --------                                     ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                   430 Victoria Terrace, Ridgefield, NJ 07657
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 943-0800
                ------------------------------------------------
                           (Issuer's telephone number)

                              Whitewing Labs, Inc.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,061,443

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.                                     Page

Consolidated Balance Sheets at December 31, 2001
  and June 30, 2002 (unaudited)                                              3-4

Consolidated Statements of Operations for the three
  months ended June 30, 2001 and 2002 and the six months
  months ended June 30, 2001 and 2002 (unaudited)                              5

Consolidated Statement of Stockholders' Equity for the six
  months ended June 30, 2002 (unaudited)                                       6

Consolidated Statements of Cash Flows for the six months
  ended June 30, 2001 and 2002 (unaudited)                                   7-8

Notes to Condensed Consolidated Financial Statements                        9-19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          20-29

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                         (FORMERLY WHITEWING LABS, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,      June 30,
                                       ASSETS          2001             2002
                                                    -----------     -----------
                                                     (Note 1)       (Unaudited)

Current assets:
    Cash and cash equivalents                       $   12,657      $   27,243
    Short term investments                                   -         200,000
    Accounts receivable, net of allowance for
      doubtful accounts of $39,000 and $57,000         439,088         678,485
    Inventory                                          215,704         220,351
    Note receivable, current portion                         -          64,970
    Due from affiliates                                 60,808         340,237
    Prepaid expenses                                    56,948          87,907
    Other current assets                                21,301          87,813
                                                    -----------     -----------
           Total current assets                        806,506       1,707,006
                                                    -----------     -----------

Property and equipment, net                          1,169,431       1,197,075
                                                    -----------     -----------

Other assets:
    Intangible assets:
      Goodwill, net                                     85,390       2,812,424
      Other intangible assets, net                     265,898         448,124
                                                    -----------     -----------
           Total intangible assets                     351,288       3,260,548

    Investment in affiliate - at equity                115,353          84,694
    Note receivable, net of current portion                  -         103,741
    Due from affiliates                                      -         209,000
    Other assets                                       126,491          90,207
                                                    -----------     -----------
           Total other assets                          593,132       3,748,190
                                                    -----------     -----------

           Total assets                             $2,569,069      $6,652,271
                                                    ===========     ===========

                                   (CONTINUED)


                           WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                   (FORMERLY WHITEWING LABS, INC.)

                                     CONSOLIDATED BALANCE SHEETS

                                             (CONCLUDED)

                                                                    December 31,        June 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                2001               2002
                                                                    ------------      ------------
                                                                      (Note 1)         (Unaudited)
Current liabilities:
    Line of credit                                                  $   500,000       $   674,000
    Bank loan                                                           278,500           278,500
    Current maturities of obligations
      under capital leases                                              135,421            99,513
    Current maturities of loans payable                                  73,441            29,215
    Current maturities of loans payable - related parties                75,000           172,752
    Accounts payable and accrued expenses                               508,801           828,760
    Deferred revenue                                                     34,470            42,759
    Stockholders' loans                                                      --            31,411
                                                                    ------------      ------------
           Total current liabilities                                  1,605,633         2,156,910

Stockholder's loans                                                      29,161                --
Obligations under capital leases, net of current maturities              91,744            78,665
Loans payable, net of current maturities                                 16,420             1,961
Loans payable - related parties, net of current maturities                   --             8,300
Convertible loans payable - subordinated to bank                        425,000                --
Security deposit                                                         15,000                --
Put option obligation                                                    93,310            76,428
                                                                    ------------      ------------

           Total liabilities                                          2,276,268         2,322,264
                                                                    ------------      ------------

Commitment and contingencies

Stockholders' equity:
    Common stock, $.001 par, 100,000,000 shares authorized,
      17,600,000 issued and 17,400,000 outstanding at December
      31, 2001 and 35,061,443 shares issued and outstanding at
      June 30, 2002                                                      17,600            35,061
    Additional paid-in capital                                          788,627         5,505,458
    Accumulated deficit                                                (501,426)         (969,062)
    Unearned compensation                                                    --          (241,450)
                                                                    ------------      ------------
                                                                        304,801         4,330,007

    Treasury stock (200,000 shares at cost)                             (12,000)               --
                                                                    ------------      ------------
           Total stockholders' equity                                   292,801         4,330,007
                                                                    ------------      ------------

           Total liabilities and stockholders' equity               $ 2,569,069       $ 6,652,271
                                                                    ============      ============

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                            OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                The above statement gives retroactive effect to the recapitalization implicit in the reverse acquisition on May 3, 2002.

                                                 4


                                WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                        (FORMERLY WHITEWING LABS, INC.)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                        For The                              For The
                                                   Three Months Ended                     Six Months Ended
                                             --------------------------------      --------------------------------
                                               June 30,            June 30,          June 30,           June 30,
                                                 2001               2002               2001               2002
                                             -------------      -------------      -------------      -------------
Service revenue                              $    514,729       $    826,879       $  1,000,839       $  1,626,622
Product sales                                     390,833            368,489            652,092            786,595
Rental income                                      24,811                 --             59,098             27,938
                                             -------------      -------------      -------------      -------------
                                                  930,373          1,195,368          1,712,029          2,441,155

Cost of goods and services sold                   542,599            697,761          1,016,917          1,440,375
                                             -------------      -------------      -------------      -------------

Gross profit                                      387,774            497,607            695,112          1,000,780
                                             -------------      -------------      -------------      -------------

Operating expenses:
    Selling, general and administrative
      expenses                                    384,878            625,530            717,192          1,293,216
    Depreciation and amortization                  50,499             57,789             95,104            110,025
                                             -------------      -------------      -------------      -------------
                                                  435,377            683,319            812,296          1,403,241
                                             -------------      -------------      -------------      -------------

Operating loss                                    (47,603)          (185,712)          (117,184)          (402,461)
                                             -------------      -------------      -------------      -------------

Other income (expense):
    Other income                                      663                 99                978                119
    Interest expense                              (24,118)           (21,089)           (54,135)           (50,877)
    Equity in loss of affiliate                        --            (13,243)                --            (13,778)
                                             -------------      -------------      -------------      -------------
                                                  (23,455)           (34,233)           (53,157)           (64,536)
                                             -------------      -------------      -------------      -------------

Loss before income taxes                          (71,058)          (219,945)          (170,341)          (466,997)

Income taxes                                         (185)                39                215                639
                                             -------------      -------------      -------------      -------------

Net loss                                     $    (70,873)      $   (219,984)      $   (170,556)      $   (467,636)
                                             =============      =============      =============      =============

Basic/diluted loss per share                          NIL       $       (.01)      $       (.01)      $       (.02)
                                                                =============      =============      =============

Weighted average shares outstanding            17,400,000         28,319,163         17,400,000         22,983,668
                                             =============      =============      =============      =============

                                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                                 OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     The above statement gives retroactive effect to the recapitalization implicit in the reverse acquisition on May 3, 2002.


                                     WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                             (FORMERLY WHITEWING LABS, INC.)

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

                                    Common Stock           Additional                                Treasury Stock        Total
                                ---------------------       Paid-in    Accumulated    Unearned    -------------------- Stockholders'
                                   Shares     Amount        Capital      Deficit    Compensation   Shares      Amount     Equity
                                -----------   -------    -------------  ----------  ------------ ---------   ---------   -----------
Balance, January 1, 2002         17,600,000   $17,600    $    788,627   $(501,426)                200,000    $(12,000)   $  292,801

Common stock issued
    for services                    200,000       200           6,363                                                         6,563

Common stock issued
    for future services           1,000,000     1,000         249,000               $  (250,000)                                  -

Common stock sold for cash        3,200,000     3,200         737,367                                                       740,567

Options granted to
   Investment Bankers             4,500,000                 1,123,000                                                     1,123,000

Exercise options                                4,500          (2,250)                                                        2,250

Conversion of loans
    payable to common stock       1,700,000     1,700         423,300                                                       425,000

Reverse acquisition               6,861,443     6,861       2,180,051                            (200,000)     12,000     2,198,912

Recognition of compensation
    expense                                                                               8,550                               8,550

Net loss                                                                 (467,636)                                         (467,636)
                                -----------   -------    -------------  ----------  ------------ ---------   ---------   -----------

Balance, June 30, 2002           35,061,443   $35,061    $  5,505,458   $(969,062)  $  (241,450)        -    $      -    $4,330,007
                                ===========   =======    ============   ==========  ============ =========   =========   ===========

                                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                                      OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   The above statement gives retroactive effect to the
                          recapitalization implicit in the reverse acquisition on May 3, 2002.


                           WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                  (FORMERLY WHITEWING LABS, INC.)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                                                       For The
                                                                   Six Months Ended
                                                                ------------------------
                                                                 June 30,      June 30,
                                                                   2001          2002
                                                                ----------    ----------
Cash flows from operating activities:
    Net loss                                                    $(170,556)    $(467,636)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                              95,104       110,004
        Bad debt expense                                               --        17,500
        Equity in loss of affiliate                                    --        13,778
        Noncash compensation                                           --        15,113
        Changes in assets and liabilities, net of effects of
          purchase of subsidiary:
             (Increase) decrease in operating assets:
               Accounts receivable                               (150,780)     (257,077)
               Inventory                                          (21,869)       (4,647)
               Prepaid expenses                                    20,545       (25,553)
               Other current assets                                 9,764       (66,511)
               Other assets                                       (16,594)      (13,716)
             Increase (decrease) in operating liabilities:
               Accounts payable and accrued expenses              141,567       297,771
               Deferred revenue                                    10,422         8,289
               Security deposit                                        --       (15,000)
                                                                ----------    ----------
Net cash used in operating activities                             (82,397)     (387,685)
                                                                ----------    ----------

Cash flows from investing activities:
    Collections on note receivable                                     --        10,696
    Net cash acquired from purchase of subsidiary                      --       228,322
    Advances to affiliates                                             --      (488,429)
    Purchase of property and equipment                           (106,618)     (107,797)
                                                                ----------    ----------
Net cash used in investing activities                            (106,618)     (357,208)
                                                                ----------    ----------

Cash flows from financing activities:
    Net proceeds from sales of common stock                            --       740,567
    Proceeds from line of credit                                       --       174,000
    Proceeds from convertible loans payable                        25,000            --
    Principal payments of capital lease obligations               (56,387)      (62,450)
    Principal payments on loans payable                           (38,162)      (58,685)
    Principal payments on loans payable - related parties              --       (38,453)
    Principal payments on bank loan                                   (74)           --
    Proceeds from exercise of stock options                            --         2,250
    Proceeds from stockholders' loans                              39,848        31,250
    Repayments of stockholders' loans                                  --       (29,000)
                                                                ----------    ----------
Net cash (used in) provided by financing activities               (29,775)      759,479
                                                                ----------    ----------

                                        (CONTINUED)


                           WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                   (FORMERLY WHITEWING LABS, INC.)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                             (CONCLUDED)
                                                                                           For The
                                                                                       Six Months Ended
                                                                                  --------------------------
                                                                                    June 30,       June 30,
                                                                                     2001             2002
                                                                                  ----------      ----------
Net (decrease) increase in cash and cash equivalents                               (218,790)         14,586

Cash and cash equivalents - beginning of period                                     242,389          12,657
                                                                                  ----------      ----------

Cash and cash equivalents - end of period                                         $  23,599       $  27,243
                                                                                  ==========      ==========

Supplemental disclosure of cash flow information:
    Income taxes paid                                                             $   1,400       $      --
                                                                                  ==========      ==========

    Interest paid                                                                 $  20,404       $  20,879
                                                                                  ==========      ==========

Supplemental schedule of noncash investing and financing activities:
    The Company leased various equipment
      under capital lease obligations                                             $  72,851       $  13,463
                                                                                  ==========      ==========

    The Company financed the purchase of
      certain intangible assets                                                                   $ 144,504
                                                                                                  ==========

    The Company issued 1,000,000 shares of common stock in connection
      with future services                                                                        $ 250,000
                                                                                                  ==========

    Conversion of $425,000 notes payable to 1,700,000 shares of common stock                      $ 425,000
                                                                                                  ==========

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                            OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                The above statement gives retroactive effect to the recapitalization implicit in the reverse acquisition on May 3, 2002.

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                         (FORMERLY WHITEWING LABS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION:

       Organization:

       Whitewing Environmental Corp. ("Whitewing") was incorporated in 1993 under the laws of the state of Delaware. The consolidated entity, collectively referred to as the "Company", includes Whitewing and Total Recycling Services, Inc. ("TRS") (formerly Total Filter Recycling, Inc.). TRS includes four wholly-owned subsidiaries: EMP, Inc. ("EMP"), Total Recycling Services of Connecticut, Inc. d/b/a Total Recycling Services ("TRS of CT"), Etters Realty, Inc. and ARS Properties, Inc. All significant intercompany balances and transactions have been eliminated.

       On May 3, 2002, Total Recycling Services, Inc. and Subsidiaries acquired Whitewing Environmental Corp. in a transaction accounted for as a reverse acquisition (See Note 2). The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, Total Recycling Services, Inc. and Subsidiaries and the consolidated results of operations of the Company subsequent to the acquisition date of May 3, 2002.

       Effective February 7, 2002, Whitewing increased the number of its authorized shares of common stock from 10,000,000 to 100,000,000. On May 14, 2002, the Company changed its name from Whitewing Labs, Inc. to Whitewing Environmental Corp.

       The common stock and per share prices in the condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the recapitalization implicit in the reverse acquisition on May 3, 2002.

       The accompanying interim unaudited consolidated balance sheets, statements of operations, stockholders' equity and cash flows reflect all adjustments consisting of normal recurring adjustments and other adjustments appropriate in the circumstances that are, in the opinion of management, necessary for a fair presentation of the financial position of Whitewing Environmental Corp. and its Subsidiaries at June 30, 2002 and the results of their operations and their cash flows for the interim periods ended June 30, 2001 and 2002.

       The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and notes normally provided in annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto of the Company for the year ended December 31, 2001 included in the Form 8-K of Whitewing Environmental Corp. as filed on July 19, 2002 with the SEC.

       The results of the operations for any interim period are not necessarily indicative of, nor are they comparable to, the results of operations for any other interim period or for the full fiscal year.

       Liquidity:

       Certain conditions indicate the Company may be unable to continue as a going concern. Management intends to sell the land and building, which is not used in operations to raise funds. The Company has also initiated discussions with its lending institution to renegotiate its short-term debt to a mortgage. Further, management intends to raise funds for acquisitions and working capital needs necessary to sustain the Company through the next twelve months. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

       Cash and Cash Equivalents, and Short-Term Investments:

       The Company considers all highly liquid investments with maturities at the time acquired of three months or less to be cash equivalents.

       Short-term investments consist of certificates of deposit with original maturities of greater than three months but less than one year and which are readily convertible to cash. Short-term investments are valued at cost, which approximates market value as of June 30, 2002.

       Use of Estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

       Inventory:

       Inventory comprised of finished goods.

       Fair Value of Financial Instruments:

       The carrying amount of cash and cash equivalents, short term investments, accounts receivable, notes receivable, accounts payable and accrued expenses, loans payable, loans payable - related parties, obligations under capital leases, convertible loans payable - subordinated to bank and put option obligation approximate their respective fair values due to the relatively short periods to maturity of the instruments.

       Recent Accounting Pronouncements:

       As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As of June 30, 2002, the Company had unamortized goodwill and intangible assets of approximately $3,006,928, subject to the provisions of SFAS No. 142.

       The Company has performed the first step of its transitional impairment tests required by SFAS No. 142, which has resulted in a potential impairment charge. As of June 30, 2002, the Company was in the process of performing the second step of the impairment tests. Once the tests are completed, the impairment charge will be recorded. The maximum amount of the impairment charge is approximately $85,000.

       As noted above, the Company ceased amortizing goodwill effective January 1, 2002. The following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002:

                                               For The                         For The
                                          Three Months Ended               Six Months Ended
                                     ----------------------------     ----------------------------
                                       June 30,         June 30,       June 30,          June 30,
                                         2001             2002           2001              2002
                                     -----------      -----------     -----------      -----------
Reported net loss                    $  (70,873)      $ (219,984)     $ (170,556)      $ (467,636)

Add back: goodwill
   amortization, net of tax               1,616               --           3,232               --
                                     -----------      -----------     -----------      -----------

Pro forma net loss                   $  (69,257)      $ (219,984)     $ (167,324)      $ (467,636)
                                     ===========      ===========       =========      ===========

Basic/diluted loss per share:
   As reported                          NIL           $     (.01)     $     (.01)      $     (.02)
                                                      ===========       =========      ===========

   As adjusted for non-
       amortization of goodwill         NIL           $     (.01)     $     (.01)      $     (.02)
                                                      ===========     ===========      ===========

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company adopted SFAS No. 144 as of January 1, 2002. No provision for the impairment or disposal of long-lived assets was recorded as a result of this adoption.

2.     ACQUISITION OF WHITEWING ENVIRONMENTAL CORP. AND PRIVATE PLACEMENT:

       Acquisition of Whitewing Environmental Corp.:

       On May 3, 2002, TRS signed a stock for stock exchange agreement with Whitewing. In connection with the acquisition, all of the outstanding shares of TRS (1,400,000 shares) were exchanged for 28,000,000 shares of Whitewing's common stock. TRS acquired Whitewing primarily due to the fact that Whitewing is a public company, which will allow increased access to capital markets. Whitewing was engaged in the vitamin supplement business until the December 2001 sale of substantially all of its operating assets. The acquisition of Whitewing has been accounted for as a reverse purchase acquisition as the former shareholders of TRS acquired 80% of the outstanding shares of common stock and control of the combined group of companies as a result of the acquisition. The accompanying condensed consolidated financial statements of the Company reflect the consolidated historical results of the predecessor entity, prior to May 3, 2002, Total Recycling Services, Inc. and Subsidiaries and the consolidated results of operations of the Company subsequent to the acquisition.

       The total aggregate consideration valued at approximately $3,322,000 was comprised of:

       o $2,199,000 of value assigned to 7,061,443 shares of common stock of Whitewing outstanding on the date of merger, based on Whitewing's share price at an average closing price for a seven-day period ended March 12, 2002 ($.31).

       o $1,123,000 of value assigned to an option to purchase 4,500,000 shares of common stock at an exercise price of $.01 given to the investment bankers.

       The fair value of the stock option was $1,123,000 ($.25 per share) as determined by reference to an option-pricing model. To determine the fair value of these options, the following assumptions were used: expected volatility of 0%, risk-free interest rate of 2.43%, and expected life of approximately seven months.

       Under the purchase method of accounting, the total estimated purchase price as detailed above was allocated to Whitewing's net tangible and intangible assets based on their estimated fair values as of the date of the completion of the merger. At the date of the merger, Whitewing's only assets were cash, short-term investments, and a note receivable.

       Purchase price allocation:

              Net assets of Whitewing                      $   595,000
              Goodwill                                       2,727,000
                                                            ----------

                                                            $3,322,000
                                                            ==========

       The Company has not distributed the 28,000,000 shares of Whitewing's common stock to the TRS stockholders in connection with the acquisition. The TRS stockholders are entitled to the full rights and rewards of common stockholders.

       The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and six months ended June 30, 2002 and 2001 as if the acquisition had occurred at the beginning of the respective period.

                                               For The                            For The
                                          Three Months Ended                  Six Months Ended
                                      ----------------------------        -------------------------
                                       June 30,         June 30,           June 30,        June 30,
                                         2001             2002               2001            2002
                                      ----------       -----------        -----------    ----------
       Net revenues                   $ 930,373        $1,195,367         $1,712,029     $2,441,155
       Net loss for the period        $(70,873)        $ (287,594)        $ (170,556)    $ (535,246)
       Net loss per share                NIL           $     (.01)        $     (.01)    $     (.02)


       The Company had a commitment to file a registration statement, as soon as practicable, but not more than ninety days after the closing of the acquisition, August 1, 2002, covering 3,875,000 shares of common stock held by three stockholders of Whitewing. The registration statement was not filed by August 1, 2002. Once notified of the default, the Company has 10 days to cure the default. As of August 19, 2002, the Company had not been notified. The default has a penalty that requires the issuance of a number of shares equal to 25% of the registrable securities or 968,750 shares to the three stockholders. These additional shares shall be required to be included in the registration statement. Each such subsequent notification of failure to satisfy the requirement to file a registration statement as determined in consecutive periods of ninety
       (90) days shall reinvoke the aforementioned default provisions. The issuance of these shares will not affect the purchase price, but will dilute TRS's ownership percentage of Whitewing.

       Private Placement:

       On May 3, 2002, TRS completed a private placement of 3,200,000 shares of its common stock. The shares were offered to accredited investors in units of 100,000 shares each at a price of $.25 per share for aggregate gross proceeds of $800,000 and net proceeds of $740,567.

3.     NOTE RECEIVABLE:

       The note receivable of $200,000 was a component of the proceeds received for the sale of Whitewing's nutritional-supplement business. Payments of principal and interest (at 5.0%) are due monthly. The note matures on December 10, 2004 and is collateralized by the nutritional-supplement business assets.

4.     INTANGIBLE ASSETS:

       The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                     December 31, 2001
                      ---------------------------------------------   Estimated
                      Gross Carrying    Accumulated   Net Carrying   Useful Life
                          Amount       Amortization       Amount       (Years)
                      --------------   ------------   -------------  -----------

Goodwill                $103,193        $ 17,803        $ 85,390      Indefinite
                        --------        --------        --------

Customer lists and
   agreements            311,100          62,202         248,898         15-20
Covenant not to
   compete                30,000          13,000          17,000          5
                        --------        --------        --------
                         341,100          75,202         265,898
                        --------        --------        --------

Total                   $444,293        $ 93,005        $351,288
                        ========        ========        ========

                                     June 30, 2002
                      ---------------------------------------------   Estimated
                      Gross Carrying    Accumulated   Net Carrying   Useful Life
                          Amount       Amortization       Amount        (Years)
                      --------------   ------------   -------------  -----------

Goodwill                $2,830,227      $   17,803     $2,812,424     Indefinite
Intellectual property      194,504               -        194,504     Indefinite
                        ----------      ----------     ----------
                         3,024,731          17,803      3,006,928
                        ----------      ----------     ----------

Customer lists and
   agreements              311,100          71,480        239,620        15-20
Covenant not to
   compete                  30,000          16,000         14,000          5
                        ----------      ----------     ----------
                           341,100          87,480        253,620
                        ----------      ----------     ----------

Total                   $3,365,831      $  105,283     $3,260,548
                        ==========      ==========     ==========

                                          For The                      For The
                                     Three Months Ended            Six Months Ended
                                 --------------------------    ------------------------
                                   June 30,       June 30,        June 30,    June 30,
                                     2001           2002           2001         2002
                                 -----------    -----------    -----------  -----------
       Amortization expense         $7,755          $6,139       $15,509      $12,278

       Estimated Amortization Expense:

                   For the
                Years Ended
                December 31,
                ------------

                     2002                            $25,000
                     2003                             25,000
                     2004                             24,000
                     2005                             16,000
                     2006                             18,000

5.     NET LOSS PER SHARE

       Loss per common share is computed using Statement of Financial Accounting Standards SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for the computation, presentation and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company's stock options and convertible securities. During three and six months ended June 30, 2001 and 2002, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options could potentially dilute earnings per share in the future. Loss per share has been restated for periods prior to the reverse acquisition referred to in Note 2 to include the number of equivalent shares received by TRS.

6.     STOCKHOLDERS' EQUITY:

       In January 2002, TRS issued 200,000 shares of common stock to an employee for services. Compensation expense of $6,563 was recorded. The expense was measured by the estimated fair value of the common stock ($.0328 per share).

       On April 24, 2002, in consideration for his future services, an employee received 1,000,000 shares of the Company's common stock at a fair value of $.25 per share. The fair value of $250,000 is recorded as unearned compensation and is being expensed over the vesting period. The shares will be held in escrow and distributed in equal quarterly installments over a 3 year period. The voting rights of all shares in escrow shall be given by proxy to the majority stockholder of the Company. If employment is terminated as a result of breach of contract or resignation, unreleased shares shall be cancelled and returned to the Company. If the Company terminates employment without cause, the remaining shares shall be released in quarterly installments to the end of the term in the same manner as if he remained employed.

       On May 3, 2002, the option granted to the investment bankers were exercised and 4,500,000 shares of common stock were issued.

       On May 3, 2002, three loans in the amount of $425,000 were converted into 1,700,000 shares of common stock which had a fair value of $.25 per share.

7.     RELATED PARTY TRANSACTIONS:

       The President of the Company issued a note due in monthly principal and interest (9%) installments of $3,935 commencing April 1, 2002 and ending March 1, 2003. The balance at June 30, 2002 amounted to $37,777 and is included in loans payable - related parties.

       At December 31, 2001 and June 30, 2002, the Company was indebted to certain stockholders in the amount of $29,161 and $31,411, respectively. There is no stated maturity date or interest rate on this debt. No repayments were required until April 2003. An amount of $21,161 was repaid in August 2002.

       At December 31, 2001 and June 30, 2002, the Company was indebted to an officer of the Company for $30,000 bearing interest at 5.5%, which is included in loans payable - related parties. The $30,000 plus interest was repaid in August 2002.

       On January 1, 2002, the Company purchased intellectual property consisting of various formulas, equipment designs, mechanical device adaptations and other intellectual property for $194,504 from a stockholder of Advanced Recovery Solutions, Inc. ("ARS"), a 50% owned company. The Company paid $50,000 cash and the other $144,504 was in the form of a note. The note is to be repaid in monthly installments of $8,333 including interest imputed at 4.75% per annum through July 2003. The balance at June 30, 2002 amounted to $113,275 and is included in loans payable - related parties.

       During the three and six months ended June 30, 2002, the Company purchased $4,736 and $8,749 of goods for resale from ARS and had accounts payable to ARS at December 31, 2001 and June 30, 2002 of $3,986 and $28,431, respectively. The Company has also advanced funds to ARS. As of December 31, 2001 and June 30, 2002, $60,808 and $537,227, respectively, was due from ARS. This is non-interest bearing and has no terms for repayment. As of June 30, 2002, management expects $340,237 to be collected within the next twelve months. Also included in due from affiliate at June 30, 2002 is $12,010 due from TRS Stock Acquisition Ltd., a company owned by certain stockholders. The Company has guaranteed $40,000 of liabilities due from TRS Stock Acquisition Ltd. to certain parties.

       The ARS shareholder agreement, dated September 19, 2001, contains a provision whereby two ARS stockholders have the right to request the Company to purchase their shares at any time following the 18-month period from the date of the agreement. The repurchase of shares of one of the stockholders of ARS is required to be completed by September 30, 2004. The Company may purchase the stock or have ARS redeem the shares. The repurchase price per share is determined by applying a multiple of 4 times EBITDA divided by the number of shares outstanding on the valuation date. At December 31, 2001 and June 30, 2002, the Company recorded a liability for this put option obligation amounting to $93,310 and $76,428, respectively.

       On July 31, 2002, the Company and a shareholder guaranteed a promissory note between ARS and a lender in the amount of $641,250. The Company unconditionally guarantees payment of all amounts owing under the note. The guarantee remains in effect until the note is paid in full.

8.     INCOME TAXES:

       The temporary differences that give rise to deferred tax assets are the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. At December 31, 2001 and June 30, 2002, the Company has computed a deferred tax asset in the amount of approximately $64,330 and $361,520, respectively, and has provided a 100% valuation allowance on the deferred tax asset due to the uncertainty regarding the realization of the future tax benefits.

       The valuation allowance increased during the year ended December 31, 2001 by $78,000 and the three months and six months ended June 30, 2002 by approximately $204,000 and $297,000, respectively.

9.     COMMITMENT AND CONTINGENCIES:

       Asset Purchase Agreement:

       On August 30, 2001, the Company signed a Letter of Intent to purchase net assets of Connecticut Waste Oil, Inc. ("CWO") including trucks and equipment, inventory, leases, customer lists and other intangibles for a purchase price of $350,000. Effective January 1, 2002, the Company entered into an Equipment Lease and Operating Agreement with CWO in order to assume business operations before the closing of the asset purchase agreement. Under the agreement, revenue from servicing CWO's customers is retained by the Company, which is obligated to pay related operating expenses. The agreement will expire the earlier of the closing of the purchase agreement or December 28, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-QSB contains forward-looking statements by Whitewing Environmental Corp. ("Whitewing") or ("The Company") concerning its expectations about its financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions identify forward-looking statements. These forward-looking statements may include statements about, for example, the issuance of shares, the continued growth and success of the business, the ability to further develop and achieve commercial success for the Company's business strategy. These statements are based on managements' current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include the risks described under "Risk Factors" below and in Whitewing's other filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to Whitewing as of the date of this document, and Whitewing assumes no obligation to update these cautionary statements or any forward-looking statements.

OVERVIEW

On May 3, 2002 Total Recycling Services, Inc. ("TRS") completed a private placement where the Company raised net proceeds of $740,567 in equity and as a result of the private placement, $425,000 of loans payable were converted into equity. Also, on May 3, 2002 Whitewing Environmental Corp. (formerly Whitewing Labs, Inc.) completed the acquisition of TRS. Whitewing issued 28 million shares to the TRS stockholders in exchange for 100% of TRS' outstanding shares, 1.4 million. On October 1, 2001 TRS granted an option to purchase 4,500,000 shares of common stock at an exercise price of $.01 in consideration for investment services. In conjunction with the closing of the purchase of Whitewing the option was earned and exercised. Because the former TRS stockholders will own approximately 80% of the merged company after the completion of the merger, TRS is considered to be the accounting acquirer in the transaction. As a result of the transaction, the Registrant's business is now one that services and sells products to the motor vehicle repair industry. Services include the collection of recyclable materials. Products include antifreeze and industrial absorbents.

The condensed consolidated financial statement information that accompanies this report, reflects the historical financial information of the predecessor entity, Total Recycling Services, Inc. and Subsidiaries and the consolidated results of operations of the Company subsequent to the acquisition.

Whitewing began operations in 1992, in the business of collecting and recycling used automotive oil filters. After establishing a foothold in the industry, Whitewing began to acquire small, strategically located businesses and developed technologies to expand the services offered to its customers. Today,

Whitewing is a leader in recovery and recycling of used oil filters and used antifreeze and providing related services, principally in parts washer and brake washer sink rentals and absorbent supplies, in the retail and fleet automotive service and repair industry in a sixteen state area. Whitewing's active customers total approximately 5,300. Beginning earlier in 2002, Whitewing began collecting and selling used oil.

On August 30, 2001, Whitewing signed a Letter of Intent to purchase the net assets of Connecticut Waste Oil, Inc. (CWO) including trucks and equipment, inventory, leases, customer lists and other intangibles for a purchase price of $350,000. Effective January 1, 2002, Whitewing entered into an Equipment Lease and Operating Agreement with CWO in order to assume business operations before the closing of the asset purchase agreement. Under the agreement, revenue from servicing CWO's customers is retained by Whitewing, which is obligated to pay related operating expenses.

REVENUES:

WHITEWING EARNS REVENUES FROM:

OIL FILTER PROCESSING - Whitewing collects used oil filters from its customers in company-owned 55-gallon steel drums. Whitewing collected approximately 28,000 drums of filters (which, at 250 filters per drum, equates to approximately 7,000,000 filters) during the most recent twelve-month period. At Whitewing's processing facilities, the filters are put through a process that removes the oil from the filters. In the process, Whitewing recovers used oil and steel. The recovered steel is disposed of at mills where they are recycled into new steel, approximately 4,680 tons during the most recent twelve months. Approximately 300,000 gallons of used oil are removed from the filters and will be added to Whitewing's used oil stream for sale to used oil customers.

ANTIFREEZE RECYCLING - Whitewing collects used automotive antifreeze from its customers and uses a sophisticated reverse osmosis system that cleans the used material to a level of purity that allows it to be sold as fresh antifreeze, but at a cost savings. During the most recent twelve months, Whitewing processed and sold 450,000 gallons of antifreeze. As most motor vehicle repair facilities dispose of used antifreeze as a waste, Whitewing believes the market potential for cleaning and reprocessing used antifreeze is substantial. Nearly the entirety of Whitewing's actual and target customer base are potential purchasers of recycled antifreeze. Management believes this product has significant growth and profit potential. Whitewing sells its recycled antifreeze under the brand names of "Total Cool" and "T-Dex", the latter being a long-life antifreeze.

PARTS WASHER SINKS AND SERVICE - Parts washer sinks are square steel sinks that sit atop a steel drum containing parts washer solvent (high flash mineral spirits). The sink contains a pump that sends the solvent through a hose with a nozzle or brush attachment allowing the technician to clean parts in the sink. The spent solvent is drained into the drum and is re-circulated. Whitewing leases parts washer sinks to motor vehicle repair facilities and contracts to service both its leased sinks and customer owned sinks. Servicing is performed at predetermined intervals ranging from 4 to 12 weeks (depending on use), although some customer owned sinks are serviced on a "call for service" basis. During the servicing process, Whitewing exchanges used solvent for clean solvent by removing the sink and exchanging the drum of solvent. Whitewing then cleans the sink, and with respect to leased sinks, performs any necessary maintenance such as changing hoses, light bulbs, or pumps. Whitewing recycles the used solvent. Whitewing leases and/or services approximately 1,760 parts washer sinks.

BRAKE WASHER SINKS AND SERVICE - Brake washer sinks are mobile, square sinks that sit atop a steel drum containing an aqueous cleaning solution - essentially soapy water. The drum sits upon a caster assembly allowing the technician to move the sink around the shop. The sink contains a pump that sends the solution through a hose with a brush attachment. The technician rolls the sink under the wheel of the vehicle he/she is servicing and uses the brush to clean the brake parts. Whitewing leases brake washer sinks to motor vehicle repair facilities and contracts to service them at predetermined intervals ranging from 4 to 12 weeks, depending on use. During the servicing process, Whitewing exchanges used aqueous cleaner for new cleaner by removing the sink and exchanging the drum of cleaner. Whitewing then cleans the sink and performs any necessary maintenance such as changing hoses or pumps. Whitewing disposes of the used aqueous cleaner though a licensed wastewater treatment facility. Whitewing leases and/or services approximately seventy brake washer sinks.

WASTE OIL SERVICE - Whitewing operates the facilities of Connecticut Waste Oil, Inc. (CWO). TRS has contracted to purchase the assets of CWO through Total Recycling Services of Connecticut Inc., a subsidiary of TRS, with a closing anticipated later in August of 2002. Whitewing collects waste oil and transports it to a tank farm operated by a third party.

LABORATORY SERVICE - Whitewing operates an analytical laboratory under the name Connecticut Environmental Laboratory or CEL. The lab is used primarily for analysis of used oils, wastewater, and other oil-contaminated wastes. The lab is certified by the State of Connecticut Department of Public Health.

ABSORBENT SUPPLY AND RECYCLING - Whitewing distributes a full line of absorbents, including absorbent pads, loose material (including a private labeled absorbent product called "TotalSorb"), and booms, socks and pillows that are used for emergency spill response, as well as for regular maintenance cleaning. Advanced Recovery Solutions, Inc. (ARS), a company owned 50% by Whitewing also produces many of these products. Whitewing charges customers a fee to collect and dispose of the used absorbents, which are burned as fuel at a waste to energy co-generation facility either directly or after first being used to solidify sludge.

OIL-WATER SEPARATOR SERVICE - Whitewing services in-ground settling tanks that vehicle repair facilities often use to collect and separate oil and sludge from floor drain water prior to release of the water to the sewer line. Periodically these units need to be serviced by a vacuum truck to empty them of oil and sludge. Depending on the location of the site, Whitewing either uses CWO's equipment to perform the service or subcontracts this service through its vendor network.

RELATED PRODUCTS - Whitewing markets several products, including its patented "Drain Mate" super funnel and its "Extractor Pro" liquid extractors. These products are used by the waste recycling industry to collect liquids for recycling or proper disposal. Currently, Whitewing assembles these products at its New Jersey facility from subcontractor-manufactured components.

THE FOLLOWING IS THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001.

REVENUES:

A comparison of revenues for the six months ended June 30, 2001 and 2002 and the three months ended June 30, 2001 and 2002 is presented below.

                                  2001             2002            Change
                                  ----             ----            ------
Six-months ended:
         Net revenues          1,712,029         2,441,155           43%

                                  2001             2002
                                  ----             ----
Three-months ended:
         Net revenues            930,373         1,195,368           28%

The growth in revenue for the three and six months ended June 30, 2002 was generated primarily from the addition of waste oil service through the operating agreement with CWO. The revenue generated from this agreement was approximately $280,000 for the three months ended and $536,000 for the six months ended.

COST OF GOODS AND SERVICES SOLD:

Cost of goods and services sold consist primarily of purchases and materials, items for resale, direct labor and related costs and transportation costs.

A comparison of cost of goods and services sold for the three and six months ended June 30, 2001 and 2002 is presented below.

                                        2001             2002             Change
                                        ----             ----             ------
Six-months ended:
         Cost of goods and
          services sold              1,016,917         1,440,375           42%
         Percentage of revenues             59%               59%

                                        2001              2002            Change
                                        ----              ----            ------
Three-months ended:
         Cost of goods and
          services sold                542,599           697,761           29%
         Percentage of revenues             58%               58%

For the three and six months ended June 30, 2002 cost of goods and services sold increased at approximately the same rate as sales and has remained relatively constant as a percentage of sales.

In an effort to reduce the cost of goods and services sold as a percentage of revenues, the Company has directed its sales force to focus on cross-selling additional products and services to existing customers and adding new customers within the current truck routes. The Company is also developing dispatching software, which includes GPS tracking systems installed on all delivery vehicles. This software will increase dispatching efficiency and provide an additional management tool for more precise forecasting and direction for telemarketing and the outside sales force. Management believes that the aforementioned will reduce cost of goods and services sold as a percentage of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, rent, insurance and other general corporate expenses.

A comparison of selling, general and administrative expenses for the three and six months ended June 30, 2001 and 2002 is presented below.

                                       2001             2002            Change
                                       ----             ----            ------
Six-months ended:
         Selling, general and
       administrative expenses        717,192        1,293,216           80%
         Percentage of revenues            42%              53%

                                       2001             2002            Change
                                       ----             ----            ------
Three-months ended:
         Selling, general and
          administrative expenses     384,878          625,530           60%
         Percentage of revenues            41%              52%

For the three and six months ended June 30, 2002 selling, and general and administrative expenses increased significantly. In 2001, the Company began to assemble the management infrastructure it believed was necessary to market the Company to equity investors. Thereby fulfilling its aggressive plan of acquisitions and expansion. The infrastructure primarily included executive and middle management and additional sales persons. For the six months ended June 30, 2002 the Company continued to expand its management infrastructure. The Company also incurred various significant costs i.e. internal labor and professional fees related to the reverse merger and the private placement transaction, which were in excess of approximately $130,000. In addition, other costs increased as a percentage of sales over 2001, the most notably of these were the cost of insurance. For the six months ended June 30, 2001 and 2002 insurance expense was approximately $95,000 and $175,000 respectively. The increase in insurance costs is a result of the insurance industry's rate increases that affected most corporate renewals, the Company's increase in staff, assets and revenues and the addition of Directors and Officers Insurance.

In September of 2002 the Company is relocating its administrative offices. In conjunction with the move the Company is modernizing and increasing the capacity of its computer network and telephone system. The Company will incur interest and deprecation expense as a result of this modernization. Management believes that the relocation of the offices and the upgrade in its computer system will increase efficiency and reduce general and administrative costs.

DEPRECIATION AND AMORTIZATION:

Depreciation consists of amounts relating to property and equipment. Amortization consists of amounts relating to intangible assets. Intangible assets consist of goodwill, intellectual property, non-competition and other agreements and customer lists. The Company adopted SFAS No. 142 and beginning January 1, 2002 the Company no longer amortizes goodwill. The Company has performed the first step of its transitional impairment tests required by SFAS No. 142, which has resulted in a potential impairment charge. As of June 30, 2002, the Company was in the process of performing the second step of the impairment tests. Once the tests are completed, the impairment charge will be recorded. The maximum amount of the impairment charge is estimated to be approximately $85,000.

A comparison of depreciation and amortization expense for the three and six months ended June 30, 2001 and 2002 is presented below.

                                          2001             2002           Change
                                          ----             ----           ------
Six-months ended:
         Depreciation and amortization   95,104           110,025           16%
         Percentage of revenues               6%                5%

                                          2001             2002           Change
                                          ----             ----           ------
Three-months ended:
         Depreciation and amortization   50,499            57,789           14%
         Percentage of revenues               5%                5%

As noted above, the Company ceased amortizing goodwill effective January 1, 2002. The following are the amounts assuming goodwill had not been amortized prior to January 1, 2002.

                                          2001              2002          Change
                                          ----              ----          ------
Six-months ended:
         Depreciation and amortization   95,104           110,025
         Less: Goodwill amortization     (3,232)                0
                                         -------          -------
         As adjusted for goodwill
           Amortization                  91,872           110,025           20%

         Percentage of revenues               5%                5%

                                          2001               2002         Change
                                          ----               ----         ------
Three-months ended:
         Depreciation and amortization   50,499            57,789
         Less: Goodwill amortization     (1,616)                0
                                         -------           ------
         As adjusted for goodwill
           Amortization                  48,883            57,789           18%

         Percentage of revenues               5%                5%

Depreciation and amortization expense is relatively consistent for the periods reported. While conducting business under the CWO operating agreement the assets of CWO are only operated and maintained, and therefore the Company did not incur depreciation nor amortization expense on the CWO property and equipment.

Goodwill created by the acquisition of Whitewing and the private placement:

The total aggregate consideration valued at approximately $3,322,000 which created goodwill of $2,727,000 is comprised of:

       o $2,199,000 of value assigned to 7,061,443 shares of common stock of Whitewing outstanding on the date of merger, based on Whitewing's share price at an average closing price for a seven-day period ended March 12, 2002 ($.31).

       o $1,123,000 of value assigned to an option to purchase 4,500,000 shares of common stock at an exercise price of $.01 given to the investment bankers.

Under the purchase method of accounting, the total estimated purchase price as detailed above was allocated to Whitewing's net tangible and intangible assets based on their estimated fair values as of the date of the completion of the merger. At the date of the merger, Whitewing's only assets were cash, short-term investments, and a note receivable.

       Purchase price allocation:

              Net assets of Whitewing                       $  595,000
              Goodwill                                       2,727,000
                                                            ----------

            Purchase price                                  $3,322,000
                                                            ==========

INTEREST:

A comparison of interest expense for the three and six months ended June 30, 2001 and 2002 is presented below.

                                        2001              2002          Change
                                        ----              ----          ------
Years ended:
         Interest                      54,135            50,877           (6%)
         Percentage of revenues             3%                2%

                                         2001             2002          Change
                                         ----             ----          ------
Three-month periods:
         Interest                      24,118            21,089          (13%)
         Percentage of revenues             3%                2%

Interest expense has decreased both as a percentage of revenues and as it relates to 2001. The decrease is a result of a few factors. The first is a function of the revenue generated as a result of the CWO operating agreement. After the closing on the asset purchase with CWO the Company will incur interest expense from the note to the seller and loans on the CWO equipment. The second is that as part of the private placement certain convertible loans in the amount of $425,000 were converted into common stock. April of 2002 was the last month interest was due on these notes. These notes had an annual interest rate of 8%. The third is that the Company's primary bank debt is a function of the prime rate, which decreased from 9% in January 2001 to 4.75% in June 2002.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION:

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents at June 30, 2002 was $27,243 which is an increase $14,586 from the cash and cash equivalent balance at December 31, 2001.

Net cash used in operating activities for the six months ended June 30, 2002 was $387,685, this was primarily a result of the Company's net loss for the period after adding back depreciation.

Net cash used in investing activities for the six months ended June 30, 2002 was $357,208. Cash acquired from the purchase of Whitewing was $228,322 and $10,696 was collected on the note receivable. Cash used in investing activities consisted of loans to affiliates of $488,429, of which $476,419 was advanced to Advanced Recovery Solutions, Inc. ("ARS"). ARS used $456,469 of these advances to close the purchase of its factory, located in Watertown, NY. The balance of cash used in investing activities, $107,797, was for the purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2002 was $759,479. The cash provided was primarily from the net cash received, $740,567, as a result of closing the private placement. The balance of $18,912, is from the net activity of the proceeds from loans and repayments of loans and obligations under capital leases.

LIQUIDITY AND CAPITAL RESOURCES:

Certain conditions indicate the Company may be unable to continue as a going concern. Management intends to sell the land and building which is not used in operations to raise funds. The Company has initiated discussions with its lending institution to renegotiate its short-term debt to a mortgage. On August 1, 2002 the Company's affiliate, ARS repaid $167,640 the loan due from this affiliate. Further, management intends to raise funds for acquisitions and working capital needs necessary to sustain the Company through the next twelve months. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Whitewing's working capital at June 30, 2002 was negative by $452,154 and continued to remain in that position through the date of this filing. Working capital increased for the six months ended June 30, 2002 by $346,973 which was primarily the result of the purchase of Whitewing and the private placement.

Revenues for the three months ended June 30, 2002 as compared to revenues for the three months ended March 31, 2002 decreased by $50,421. This decrease in revenue is primarily a result of seasonality. The motor vehicle repair industry has some seasonality, which is a result of temperature extremes. Motor vehicles tend to falter with extreme temperatures i.e. hot or cold weather. Whitewing, as a servicer of the motor vehicle industry experiences some of the same seasonality as the industry it primarily services. Whitewing's slower seasons are the spring and fall seasons of the Northeastern Untied States.

Whitewing's executive management is currently focusing its efforts toward increasing sales and truck route density. In July of 2002 the Company added a Senior Vice-President of Sales and Marketing, who has extensive experience is sales and marketing. Management believes this is the first step towards aggressively increasing sales. Also, in July of 2002 the Company added a customer service person to its staff. The primary function of this individual is to increase the Company's knowledge of its customers needs while adding additional services to the existing customer base. This also has proven to provide more qualified leads and direction for the Company's sales force. The Company expects to expand its customer service department by adding additional staff and is exploring the possibility of outsourcing some of these functions. In 2001 the Company completed an Oil-Water Separator Clean-out project that generated approximately $135,000 in revenues and gross profit of approximately $73,000, these revenues and corresponding costs were primarily incurred during the first and second quarter. In September of 2002 the Company expects to commence the same project, but on a larger scale. The Company estimates revenues and gross profit amounts of approximately $250,000 and $130,0000, respectively. The Company expects to complete this project prior to year-end, and have collected these revenues before the end of January 2003.

Management believes that the restructuring of customer service and direct sales and the Oil-Water Separator project listed above will bring the Company to profitability.

RISK FACTORS:
In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Whitewing and its business because these factors currently have a significant impact or may have a significant impact on its business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-Q as a result of the risk factors discussed below and elsewhere in this Form 10-Q.

WHITEWING SHARES ARE SUBJECT TO AN SEC RULE CONCERNING SO-CALLED PENNY STOCKS

The Whitewing common stock is quoted on the OTC Bulletin Board maintained by Nasdaq. Whitewing is subject to an SEC rule concerning the trading of so-called penny stocks. Under this rule broker-dealers who sell securities governed by the rule to persons who are not established customers or accredited investors must make a special suitability determination and must receive the purchaser's written consent to the transaction prior to sale.

The fact that the Whitewing common stock is a "penny stock" is likely to make trading shares more difficult for broker-dealers, shareholders and investors, potentially leading to further declines in share price. It may also make it more difficult for Whitewing to raise additional capital. An investor may find it more difficult to sell Whitewing common stock or to obtain accurate quotations of the share price of the Whitewing common stock. Management has not determined when or whether it will apply for listing on the Nasdaq SmallCap market.

WHITEWING'S STOCK PRICE MAY VARY SIGNIFICANTLY WHICH MAY MAKE IT DIFFICULT TO RESELL YOUR SHARES WHEN YOU WANT TO AT PRICES YOU FIND ATTRACTIVE.

If Whitewing's stock price continues to vary significantly, the price of its common stock may decrease in the future regardless of its operating performance. You may be unable to resell your shares of common stock following periods of volatility because of the market's adverse reaction to this volatility.

A LIMITED NUMBER OF PRINCIPAL SHAREHOLDERS CONTROL WHITEWING, WHICH MAY LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

Six principal shareholders and management beneficially own approximately 53.91% of Whitewing's voting stock. In addition, one entity owns 9.25% of Whitewing's voting stock. These shareholders could control the outcome of any corporate transaction or other matter submitted to Whitewing shareholders for approval, including mergers, consolidations and the sale of all or substantially all of Whitewing's assets, and also could prevent or cause a change in control. The interests of these shareholders may differ from the interests of Whitewing's other shareholders. Third parties may be discouraged from making a tender offer or bid to acquire Whitewing because of this concentration of ownership.

WHITEWING HAS INCURRED LOSSES AND LOSSES MAY CONTINUE.

Whitewing incurred net losses of approximately $281 thousand for the year ended December 31, 2001 and approximately $468 thousand for the six months ended June 30, 2002. Whitewing is likely to incur additional losses. If Whitewing should become profitable, it may not be able to sustain or increase its profitability.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Whitewing Environmental Corp., in the ordinary course of business has certain on-going legal proceedings, none of which are considered material to the financial statements.

ITEM 2. CHANGES IN SECURITIES.

On May 3, 2002 Whitewing Environmental Corp.'s outstanding shares increased by 28,000,000. This was the result of Total Recycling Services,Inc. signing a stock for stock exchange agreement with Whitewing Environmental Corp. In connection with the acquisition, all of the outstanding shares of Total Recycling Services, Inc. (1,400,000 shares) were exchanged for 28,000,000 shares of Whitewing Environmental Corp.'s common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 14, 2002, a majority of the Registrant's stockholders, being the directors and executive officers of the Registrant, by written consent approved a change in the its name to Whitewing Environmental Corp.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 9-K

On May 20, 2002 Form 8-K/A was filed as notification that the closing with Total Recycling Services, Inc. closed on May 3, 2002. In addition it outlined the new composition of the board of directors and executive officers of the Registrant. (Under Item 1)

On May 22, 2002 Form 8-K was filed as notification of the Registrant's name change (from Whitewing Labs, Inc. to Whitewing Environmental Corp.) and that Board of Directors approved the dismissal of Moss Adams, LLP as the Company's independent accountants and the engagement of M.R. Weiser as the Company's independent accountants. (Under Item 4)

On July 19, 2002 Form 8-K/A was filed. This notification included the financial statements of businesses acquired and the pro forma financial information as required by the reverse merger of Whitewing Environmental Corp. and Total Recycling Services, Inc. The statements included were the Consolidated Financial Statements of Total Recycling Services, Inc. as of December 31, 2001 (audited) and March 31, 2002 (unaudited) and for the years ended December 31, 2001 and 2000 (audited) and for the three months ended March 31, 2002 and 2001 and the Consolidated Pro Forma Financial Statements (unaudted) of Whitewing Environmental Corp. and Total Recycling Services, Inc. as of March 31, 2002 and for the year ended December 31, 2001 and the three months ended March 31, 2002. (Under Item 7a and b)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           Whitewing Environmental Corp.
                                           -----------------------------
                                           (Registrant)

Date      August 19, 2002                  /s/ Andrew V. Latham, President
          --------------------------       --------------------------------
                                           (Signature)*

Date      August 19, 2002                  /s/ Charles J. Stuto, Treasurer & CFO
          --------------------------       ------------------------------------
                                           (Signature)*

*Print the name and title of each signing officer under his signature.