Form 10QSB
period 2002-09-30
WHITEWING ENVIRONMENTAL CORP
filed 2002-11-19
CIK 1001260

SEC 2334     POTENTIAL PERSONS WHO ARE TO RESPOND TO THE
             COLLECTION OF INFORMATION CONTAINED IN THIS FORM
(6-00)       ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS
             A CURRENTLY VALID OMB CONTROL NUMBER.

                                                       -------------------------
                                                              OMB APPROVAL
                                                       OMB Number: 3235-0416
                                                       Expires: April 30,2003
                                                       Estimated average burden
                                                       hours per response: 32.00
                                                       -------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002
                                        ------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

         Commission file number 0-74220
                                -------

                          Whitewing Environmental Corp.
               --------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                      95-4437350
                   --------                                      ----------
(State or other jurisdiction of incorporation                  (IRS Employer
             or organization)                                Identification No.)

                     730 Grand Avenue, Ridgefield, NJ 07657
                     --------------------------------------
                    (Address of principal executive offices)

                                 (201) 943-0800
                                 --------------
                           (Issuer's telephone number)

                   430 Victoria Terrace, Ridgefield, NJ 07657
                   ------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,211,443

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.                                           Page

Consolidated Balance Sheets at December 31, 2001
  and September 30, 2002                                                3-4

Consolidated Statements of Operations for the three
  months ended September 30, 2001 and 2002 and the
  nine months ended September 30, 2001 and 2002                          5

Consolidated Statement of Stockholders' Equity for the
  nine months ended September 30, 2002                                   6

Consolidated Statements of Cash Flows for the nine
  months ended September 30, 2001 and 2002                              7-8

Notes to Condensed Consolidated Financial Statements                    9-23

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.    24-35

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                         (FORMERLY WHITEWING LABS, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   December 31,   September 30,
                                                      2001             2002
                                                   -----------     -----------
                                                    (Note 1)        (Uaudited)

Current assets:
   Cash and cash equivalents                       $   12,657      $       --
   Accounts receivable, net of allowance for
     doubtful accounts of $39,000 and $57,000         439,088         657,321
   Inventory                                          215,704         218,312
   Note receivable, current portion                        --          65,786
   Due from affiliates                                 60,808         142,494
   Prepaid expenses                                    56,948          47,978
   Other current assets                                21,301          33,272
                                                   -----------     -----------
           Total current assets                       806,506       1,165,163
                                                   -----------     -----------

Property and equipment, net                         1,169,431       1,996,992
                                                   -----------     -----------

Other assets:
   Intangible assets:
     Goodwill, net                                     85,390          85,390
     Other intangible assets, net                     265,898         611,881
                                                   -----------     -----------
           Total intangible assets                    351,288         697,271

   Investment in affiliate - at equity                115,353          63,550
   Note receivable, net of current portion                 --          86,985
   Due from affiliates                                     --         209,000
   Other assets                                       126,491         125,031
                                                   -----------     -----------
           Total other assets                         593,132       1,181,837
                                                   -----------     -----------

           Total assets                            $2,569,069      $4,343,992
                                                   ===========     ===========

                                   (CONTINUED)


                           WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                   (FORMERLY WHITEWING LABS, INC.)

                                     CONSOLIDATED BALANCE SHEETS
                                             (CONCLUDED)

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 December 31,      September 30,
                                                                     2001              2002
                                                                 ------------      ------------
                                                                   (Note 1)         (Uaudited)
Current liabilities:
   Cash overdraft                                                $        --       $       914
   Line of credit                                                    500,000           574,309
   Bank loan                                                         278,500                --
   Current maturities of bank loan and mortgage                           --            31,940
   Current maturities of obligations
     under capital leases                                            135,421           114,104
   Current maturities of loans payable                                73,441           155,822
   Current maturities of loans payable - related parties              75,000           119,972
   Accounts payable and accrued expenses                             508,801         1,106,803
   Deferred revenue                                                   34,470            43,555
   Stockholders' loan                                                     --            36,250
                                                                 ------------      ------------
           Total current liabilities                               1,605,633         2,183,669

Stockholders' loans                                                   29,161                --
Bank loan and mortgage, net of current maturities                         --           398,060
Obligations under capital leases, net of current maturities           91,744           204,135
Loans payable, net of current maturities                              16,420           302,703
Convertible loans payable - subordinated to bank                     425,000                --
Security deposit                                                      15,000                --
Put option obligation                                                 93,310            63,502
                                                                 ------------      ------------

           Total liabilities                                       2,276,268         3,152,069
                                                                 ------------      ------------

Commitment and contingencies

Stockholders' equity:
   Common stock, $.001 par, 100,000,000 shares authorized,
     17,600,000 issued and 17,400,000 outstanding at
     December 31, 2001 and 34,211,443 shares issued
     and outstanding at September 30, 2002                            17,600            34,211
   Additional paid-in capital                                        788,627         3,675,446
   Accumulated deficit                                              (501,426)       (2,517,734)
                                                                 ------------      ------------
                                                                     304,801         1,191,923

   Treasury stock (200,000 shares at cost)                           (12,000)               --
                                                                 ------------      ------------
           Total stockholders' equity                                292,801         1,191,923
                                                                 ------------      ------------
           Total liabilities and stockholders' equity            $ 2,569,069       $ 4,343,992
                                                                 ============      ============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

      THE ABOVE STATEMENT GIVES RETROACTIVE EFFECT TO THE RECAPITALIZATION ON MAY 3, 2002.


                                     WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                             (FORMERLY WHITEWING LABS, INC.)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                    For The                                   For The
                                              Three Months Ended                           Nine Months Ended
                                     -------------------------------------       -------------------------------------
                                      September 30,         September 30,         September 30,         September 30,
                                          2001                  2002                  2001                2002
                                      --------------        --------------        --------------        --------------
Service revenue                       $     666,826         $     856,532         $   1,667,665         $   2,483,154
Product sales                               236,274               469,241               888,366             1,255,836
Rental income                                17,250                   (18)               76,348                27,919
                                      --------------        --------------        --------------        --------------
                                            920,350             1,325,755             2,632,379             3,766,909

Cost of goods and services sold             539,515               836,390             1,556,433             2,276,765
                                      --------------        --------------        --------------        --------------

Gross profit                                380,835               489,365             1,075,946             1,490,144
                                      --------------        --------------        --------------        --------------

Operating expenses:
   Selling, general and administrative
     Expenses                               393,675               804,162             1,110,867             3,232,878
   Depreciation and amortization             51,070                70,210               146,174               180,235
                                      --------------        --------------        --------------        --------------
                                            444,745               874,372             1,257,041             3,413,113
                                      --------------        --------------        --------------        --------------

Operating loss                              (63,910)             (385,007)             (181,095)           (1,922,969)
                                      --------------        --------------        --------------        --------------

Other income (expense):
   Other income (expense)                     4,327                    74                 5,090                  (446)
   Interest expense                         (24,290)              (20,660)              (78,424)              (71,537)
   Equity in loss of affiliate                5,198                (8,217)                5,198               (21,995)
                                      --------------        --------------        --------------        --------------
                                            (14,765)              (28,803)              (68,136)              (93,978)
                                      --------------        --------------        --------------        --------------

Loss before income taxes                    (78,675)             (413,810)             (249,231)           (2,016,947)

Income taxes                                   (215)                 (639)                 (215)                 (639)
                                      --------------        --------------        --------------        --------------

Net loss                              $     (78,460)        $    (413,171)        $    (249,016)        $  (2,016,308)
                                      ==============        ==============        ==============        ==============

Basic/diluted loss per share                    NIL         $        (.01)        $        (.01)        $        (.08)

Weighted average shares outstanding      17,400,000            34,061,443            17,400,000            26,716,837
                                      ==============        ==============        ==============        ==============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ABOVE STATEMENT GIVES RETROACTIVE EFFECT TO THE RECAPITALIZATION ON MAY 3, 2002.


                                     WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                             (FORMERLY WHITEWING LABS, INC.)
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

                                           Common Stock       Additional                              Treasury Stock       Total
                                        ---------------------  Paid-in    Accumulated    Unearned   ------------------ Stockholders'
                                           Shares     Amount   Capital      Deficit    Compensation Shares      Amount     Equity
                                        -----------  -------- ----------- ------------ ------------ --------- --------- ------------
Balance, January 1, 2002                17,600,000  $ 17,600  $  788,627  $  (501,426)               200,000  $(12,000) $   292,801

Common stock issued for services           200,000       200       6,363                                                     6,563

Common stock issued for future services  1,000,000     1,000     249,000               $  (250,000)                              -

Recission of Common
   Stock issued for future services     (1,000,000)   (1,000)   (240,450)                  241,450                               -

Common stock issued for non-compete
   agreement                               150,000       150      32,850                                                    33,000

Common stock sold for cash               3,200,000     3,200     718,867                                                   722,067

Options granted to
   investment bankers                                          1,123,000                                                 1,123,000

Exercise of options                      4,500,000     4,500      (2,250)                                                    2,250

Conversion of loans payable to common
    stock                                1,700,000     1,700     423,300                                                   425,000

Recapitalization                         6,861,443     6,861     576,139                            (200,000)   12,000      595,000

Recognition of compensation expense                                                          8,550                           8,550

Net loss                                                                   (2,016,308)                                   (2,016,308)
                                        -----------  -------- ----------- ------------ ------------ --------- --------- ------------

Balance, September 30, 2002             34,211,443   $34,211  $3,675,446  $(2,517,734) $         -         -  $      -  $ 1,191,923
                                        ===========  ======== =========== ============ ============ ========= ========= ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ABOVE STATEMENT GIVES RETROACTIVE EFFECT TO THE RECAPITALIZATION ON MAY 3, 2002.

                                WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                        (FORMERLY WHITEWING LABS, INC.)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                    For The Nine Months Ended
                                                                 ------------------------------
                                                                 September 30,     September 30,
                                                                     2001              2002
                                                                 ------------      ------------
Cash flows from operating activities:
   Net loss                                                      $  (249,016)      $(2,016,308)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                 146,174           180,325
       Bad debt expense                                                   --            17,500
       Equity in (income) loss of affiliate                           (5,198)           21,995
       Noncash compensation                                               --         1,138,113
       Gain on sale of equipment                                      (1,692)
       Changes in assets and liabilities, net of effects of
         purchase of net assets:
           (Increase) decrease in operating assets:
              Accounts receivable                                    (93,253)         (235,733)
              Inventory                                              (40,649)           (2,608)
              Prepaid expenses                                            61            14,376
              Other current assets                                       393           (11,970)
              Other assets                                           (60,814)          (48,540)
         Increase (decrease) in operating liabilities:
              Accounts payable and accrued expenses                  239,408           572,614
              Deferred revenue                                        17,560             9,085
              Security deposit                                            --           (15,000)
                                                                 ------------      ------------
Net cash used in operating activities                                (47,026)         (376,151)
                                                                 ------------      ------------

Cash flows from investing activities:
   Collections on note receivable                                         --            26,456
   Proceeds from sale of short term investments                           --           200,000
   Cash acquired in recapitalization                                      --           228,322
   Advances to affiliates                                            (14,501)         (290,686)
   Proceeds from sale of equipment                                     8,359                --
   Purchase of stock in affiliate                                     (5,000)               --
   Payments for purchase of net assets                                    --           (50,000)
   Purchase of property and equipment                               (176,126)         (393,484)
                                                                 ------------      ------------
Net cash used in investing activities                               (187,268)         (279,392)
                                                                 ------------      ------------

Cash flows from financing activities:
   Increase in cash overdraft                                             --               914
   Net proceeds from sales of common stock                                --           722,067
   Proceeds from line of credit                                      102,000           208,345
   Repayments of bank loan and mortgage                                  (74)               --
   Proceeds from convertible loans payable                            25,000                --
   Principal payments of capital lease obligations                   (87,008)         (120,853)
   Principal payments on loans payable                               (56,879)          (77,393)
   Principal payments on loans payable - related parties                  --           (99,533)

                                             (CONTINUED)


                                WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                        (FORMERLY WHITEWING LABS, INC.)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                 (CONCLUDED)

                                                                                    For The Nine Months Ended
                                                                                    -------------------------
                                                                                  September 30,   September 30,
                                                                                      2001            2002
                                                                                   ----------      ----------
   Proceeds from exercise of stock options                                                --           2,250
   Proceeds from stockholders' loan                                                   52,464          56,250
   Repayments of stockholders' loan                                                  (10,402)        (49,161)
                                                                                   ----------      ----------
Net cash provided by financing activities                                             25,101         642,886
                                                                                   ----------      ----------

Net decrease in cash and cash equivalents                                           (209,193)        (12,657)
Cash and cash equivalents - beginning of period                                      242,389          12,657
                                                                                   ----------      ----------

Cash and cash equivalents - end of period                                          $  33,196       $     -0-
                                                                                   ==========      ==========

Supplemental disclosure of cash flow information:
   Income taxes paid                                                               $   1,400       $      --
                                                                                   ==========      ==========

   Interest paid                                                                   $  91,256       $  91,484
                                                                                   ==========      ==========

Supplemental schedule of noncash investing and financing activities:
     The Company leased various equipment under capital lease obligations          $  72,851       $ 144,913
                                                                                   ==========      ==========

     The Company financed the purchase of certain intangible assets                                $ 144,504
                                                                                                   ==========

     The Company issued 1,000,000 shares of common stock
       in connection with future services                                                          $ 250,000
                                                                                                   ==========

     The Company canceled 1,000,000 shares of common stock in
       connection with the restructuring of an agreement for future
       services                                                                                    $(241,450)
                                                                                                   ==========

     The Company issued 150,000 shares of common stock in connection with a
       non-compete agreement                                                                       $  33,000
                                                                                                   ==========

     Conversion of $425,000 notes payable to 1,700,000 shares of common stock                      $  25,000
                                                                                                   ==========

     Net assets (non-cash) acquired in connection with acquisition of CWO                          $ 401,890
                                                                                                   ==========

     Net assets acquired in connection with recapitalization of TRS                                $ 366,678
                                                                                                   ==========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                THE ABOVE STATEMENT GIVES RETROACTIVE EFFECT TO THE RECAPITALIZATION ON MAY 3, 2002.

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

       On May 3, 2002, TRS signed and executed a stock for stock exchange agreement (the "Agreement") with Whitewing. The transaction was accounted for as a recapitalization of TRS because Whitewing had no ongoing business. The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, Total Recycling Services, Inc. and Subsidiaries and the consolidated results of operations of the Company subsequent to the recapitalization date of May 3, 2002.

       Effective February 7, 2002, Whitewing increased the number of its authorized shares of common stock from 10,000,000 to 100,000,000. On May 14, 2002, the Company changed its name from Whitewing Labs, Inc. to Whitewing Environmental Corp.

       The common stock and per share prices in the condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the recapitalization on May 3, 2002.

       The accompanying interim unaudited consolidated balance sheets, statements of operations, stockholders' equity and cash flows reflect all adjustments consisting of normal recurring adjustments and other adjustments appropriate in the circumstances that are, in the opinion of management, necessary for a fair presentation of the financial position of Whitewing Environmental Corp. and its Subsidiaries at September 30, 2002 and the results of their operations and their cash flows for the interim periods ended September 30, 2001 and 2002.

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

       Liquidity:

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Certain conditions indicate the Company may be unable to continue as a going concern. As of September 30, 2002, the Company had negative working capital of approximately $1,019,000, negative cash flows from operations of approximately $376,000, an accumulated deficit of approximately $2,518,000. At October 31, 2002, the Company was in an over-advanced position on its revolving line of credit by $269,110. The Company anticipates that the cash will sustain operations into the first quarter of 2003.

       Management intends to sell the land and building which is not used in operations to raise funds. The Company is in the process of obtaining a short term $500,000 loan from two stockholders. The Company has renegotiated debt with its lending institution. Further, management intends to raise funds for acquisitions and working capital needs necessary to sustain the Company through the next twelve months. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

       Cash and Cash Equivalents:

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

       Inventory:

       Inventory is comprised of finished goods.

       Fair Value of Financial Instruments:

       The carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, loans payable, loans payable - related parties, obligations under capital leases, convertible loans payable - subordinated to bank and put option obligation approximate their respective fair values due to the relatively short periods to maturity of the instruments.

       Recent Accounting Pronouncements:

       As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As of September 30, 2002, the Company had unamortized goodwill and intangible assets of approximately $279,894, subject to the provisions of SFAS No. 142.

       The Company had performed the first step of its transitional impairment tests required by SFAS No. 142, which has resulted in a potential impairment charge. As of September 30, 2002, the Company had not performed the second step of the impairment tests. Once the tests are completed, the impairment charge will be recorded. The maximum amount of the impairment charge is approximately $85,390.

       As noted above, the Company ceased amortizing goodwill effective January 1, 2002. The following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002:

                                                    For The                                   For The
                                              Three Months Ended                           Nine Months Ended
                                      ------------------------------------        --------------------------------
                                      September 30,         September 30,         September 30,      September 30,
                                          2001                   2002                  2001                2002
                                      --------------        --------------        --------------     -------------
Reported net loss                     $     (78,460)        $    (413,171)        $    (249,016)     $ (2,016,308)

Add back: goodwill
Amortization, net of tax                      1,616                                       4,847
                                      --------------        --------------        --------------     -------------

       Pro forma net loss             $     (76,844)        $    (413,171)        $    (244,169)     $ (2,016,308)
                                      ==============        ==============        ==============     =============

                                       11






       Basic/diluted loss per share:

          As reported                            NIL        $        (.01)        $        (.01)     $       (.08)
                                                            ==============        ==============     =============

          As adjusted for non-
              amortization of goodwill           NIL        $        (.01)        $        (.01)     $       (.08)
                                                            ==============        ==============     =============

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

       In April 2002, the FASB issued Statement of Financial Accounting Standards No.145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not believe that the adoption of this statement will impact its financial position, results of operations, or cash flows.

       In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are not expected to have a material impact on the Company's consolidated financial statements.

2.     RECAPITALIZATION OF TRS AND PRIVATE PLACEMENT:

       Recapitalization of TRS:

       On May 3, 2002, TRS signed and executed a stock for stock exchange agreement (the "Agreement") with Whitewing. In connection with the Agreement, all of the outstanding shares of TRS (1,400,000 shares) were exchanged for 28,000,000 shares of Whitewing's common stock. Immediately prior to the Agreement, Whitewing had 7,061,443 shares of common stock issued and outstanding.

       The transaction was accounted for as a recapitalization of TRS because Whitewing had no ongoing business. Whitewing is the acquiring entity for legal purposes and TRS is the surviving entity for accounting purposes. Accordingly, the accompanying condensed consolidated financial statements of the Company reflect the consolidated historical results of the predecessor entity, prior to May 3, 2002, Total Recycling Services, Inc. and Subsidiaries and the consolidated results of operations of the Company subsequent to the recapitalization.

       The common stock was valued at approximately $595,000, which is comprised of the fair value of the net assets of Whitewing, which consisted of cash, short-term investments, and a note receivable.

       On October 1, 2001, an option to purchase 4,500,000 shares of common stock at an exercise price of $.0005 was given to investment bankers in connection with the recapitalization. No accounting recognition was given to these options until the recapitalization, since exercise of the options was contingent upon consumating the recapitalization. The fair value of the stock option was $1,123,000 ($.25 per share) as determined by reference to an option-pricing model. Since this transaction has been recorded as a recapitalization of TRS, the fair value of the option has been charged to operations as of May 3, 2002. To determine the fair value of these options, the following assumptions were used: expected volatility of 0%, risk-free interest rate of 2.43%, and expected life of approximately seven months.

       The Company had a commitment to file a registration statement, as soon as practicable, but not more than ninety days after the closing of the recapitalization, August 1, 2002, covering 3,875,000 shares of common stock held by three stockholders of Whitewing. The registration statement was not filed by August 1, 2002. On August 19, 2002, the Company was notified of the default and as specified in the agreement, had 10 days to cure the default. The registration statement was filed on August 28, 2002. The Company believes the default has been cured.

       Private Placement:

       On May 3, 2002, TRS completed a private placement of 3,200,000 shares of its common stock. The shares were offered to accredited investors in units of 100,000 shares each at a price of $.25 per share for aggregate gross proceeds of $800,000 and net proceeds of $722,067.

       Each investor who purchased units in the Private Placement agreed that upon the closing of the Private Placement, each share of common stock that the investor subscribed for would be exchanged for 20 shares of Whitewing common stock, in accordance with the exchange agreement.

3.     ACQUISITION OF CONNECTICUT WASTE OIL, INC.

       As of January 1, 2002, the Company had entered into an Equipment and Lease and Operating Agreement with Connecticut Waste Oil, Inc. ("CWO") in order to assume business operations of CWO before the closing of the asset purchase agreement. Under the agreement, the revenue from servicing CWO's customers was retained by the Company and the Company was obligated to pay related operating expenses. From January 1, 2002 through September 17, 2002 the results of CWO's operations are recorded in the books and records of the Company under the operating agreement.

       On September 17, 2002, the Company purchased certain net assets of the waste oil operations of CWO including trucks and equipment, inventory, leases, and customer lists. The Company acquired CWO because of its strategic location and to provide entry into the waste oil and related businesses that would provide synergistic relationships with its own business.

       The purchase price included the following:

       o The Company paid $50,000 at the closing and signed a $100,000 note payable due in two payments of $50,000, reflecting interest imputed at 7.50% (net $94,563). The first payment is due upon the earlier of 180 days after closing or upon the receipt of a permit from the Connecticut Department of Environmental Protection ("CTDEP"). The second payment is payable within 180 days after receipt of the permits from the CTDEP.

       o      Net amount due from CWO of $91,170, under the operating agreement.

       o The fair value of the obligation under the consulting agreements to be paid to the former owners of CWO in the amount of $400,000, reflecting interest imputed at 7.50% (net $291,061). The agreements are payable in sixty monthly installments commencing August 1, 2004.

       o      The Company paid legal expenses of $12,908.

       Under the purchase method of accounting, the total purchase price was allocated to CWO's net tangible and intangible assets based on their estimated fair values as of the date of the acquisition.

       Purchase price allocation:

                      Inventory                             $         1,500
                      Equipment                                     544,300
                      Assumed loans and capital leases             (143,910)
                      Customer lists                                137,812
                                                            ----------------

                                                            $       539,702
                                                            ================

       The estimated fair value of the assets acquired and liabilities assumed are based on an estimated valuation by management and the purchase price allocation is subject to final adjustment. The estimated fair value and the allocation of the purchase price to the assets acquired and liabilities assumed will be determined by an independent third party.

       The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the nine months ended September 30, 2002 and 2001 as if the acquisition had occurred at the beginning of the respective period. From January 1, 2002 through September 17, 2002 the results of CWO's operations are recorded in the books and records of the Company under the operating agreement.

                                                    For The
                                                 Nine Months Ended
                                      -------------------------------------
                                        September 30,        September 30,
                                            2001                  2002
                                      ----------------     ----------------

       Net revenues                   $     4,137,106      $     3,766,909
       Net loss for the period        $      (555,261)     $    (2,106,308)
       Net loss per share             $          (.03)     $          (.08)

4.     NOTE RECEIVABLE:

       The note receivable was a component of the proceeds received for the sale of Whitewing's net assets. Payments of principal and interest (at 5.0%) are due monthly. The note matures on December 10, 2004 and is collateralized by such assets.

5.     INTANGIBLE ASSETS:

       The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                                  December 31, 2001
                                      -----------------------------------------------          Estimated
                                    Gross Carrying     Accumulated      Net Carrying          Useful Life
                                        Amount        Amortization          Amount               (Years)
                                      -------------     ------------   -------------        --------------
       Goodwill                       $    103,193      $    17,803    $     85,390           Indefinite
                                      -------------     ------------   -------------
       Customer lists and
          agreements                       311,100           62,202         248,898            15-20
       Covenant not to
          compete                           30,000           13,000          17,000               5
                                      -------------     ------------   -------------
                                           341,100           75,202         265,898
                                      -------------     ------------   -------------

       Total                          $    444,293      $    93,005    $    351,288
                                      =============     ============   =============

                                                     September 30, 2002
                                     ------------------------------------------------            Estimated
                                     Gross Carrying      Accumulated    Net Carrying            Useful Life
                                         Amount         Amortization        Amount               (Years)
                                      -------------     ------------   -------------            ------------

       Goodwill                       $    103,193      $    17,803      $     85,390             Indefinite
       Intellectual property               194,504                -           194,504             Indefinite
                                      -------------     ------------     -------------
                                           297,697           17,803           279,894
                                      -------------     ------------     -------------

       Customer lists and
          agreements                       448,912           76,119           372,793                 15-20

       Covenant not to
          compete                           63,000           18,416            44,584                    5
                                      -------------     ------------     -------------
                                           511,912           94,535           417,377
                                      -------------     ------------     -------------

       Total                          $    809,609      $   112,338      $    697,271
                                      =============     ============     =============

                                                    For The                                   For The
                                              Three Months Ended                           Nine Months Ended
                                    ---------------------------------------     ---------------------------------------
                                      September 30,         September 30,         September 30,         September 30,
                                          2001                  2002                  2001                  2002
                                    -----------------     -----------------     -----------------    ------------------
       Amortization expense           $     7,754           $     6,138           $      23,263         $      18,416


       Estimated Amortization Expense:

                   For the
                Years Ended
                December 31,
                ------------

                     2002                            $       29,000
                     2003                                    41,000
                     2004                                    35,000
                     2005                                    27,000
                     2006                                    19,000

6.     LINE OF CREDIT, BANK LOAN AND MORTGAGE:

       On September 30, 2002, TRS refinanced its existing bank debt and entered into a Loan and Security Agreement and a Mortgage Agreement with the bank.

       The Loan and Security Agreement consists of a Revolving Line of Credit of $1,250,000 and a Term Loan of $110,000, with an original term of three years with automatic renewal terms for one-year periods. The Revolving Line of Credit bears interest at the bank's prime rate plus 1% per annum and the Term Loan bears interest at 7.5% per annum. Monthly principal payments of $2,292 are due on the Term Loan until October 1, 2006. The default interest rate on both loans is 5% above the stated rate. The Loan and Security Agreement is collateralized by substantially all assets (other than real estate) of the Company. The real estate has a second lien in favor of the bank subject only to a first lien in the amount of $320,000. The borrowings under the Revolving Line of Credit will be subject to the availability of 80% of eligible accounts receivables and 40% of eligible inventory. TRS, the President of TRS and Whitewing have guaranteed the facility.

       The $320,000 Mortgage on the commercial property located in Pennsylvania is due on October 1, 2007 ("Initial Term"). The borrower may elected to extend the maturity date until October 1, 2012 ("Extended Term") provided that there are no events of default, the property has been maintained in satisfactory condition and a .25% fee on the outstanding principal balance is paid. During the Initial Term, 60 monthly principal and interest payments of $2,599 are due; bearing interest at 7.5% per annum and a lump sum payment due of approximately $277,000 on October 1, 2007. If the extended Term is elected, interest is 250 basis points above the average yield on United Treasury Notes adjusted for a constant maturity of five years, but not less than 7.5% per annum. The principal and interest payments will be based on an amortization schedule derived from the outstanding principal balance determined on the Extended Term date. The Mortgage is subject to a prepayment premium between 5% and 1% of the amount prepaid if paid prior to maturity. The default interest rate is 5% above the stated interest rate.

       At September 30, 2002, the outstanding balance on the Revolving Line of Credit was $574,309 bearing interest at 5.75%.

       Principal payments on the above notes are due as follows:

                Years Ending
                December 31,
                ------------

                         2002                             $       6,000
                         2003                                    35,000
                         2004                                    36,000
                         2005                                    36,000
                         2006                                    32,000
                         2007                                   285,000
                                                          --------------

                                                          $     430,000
                                                          ==============

7.     CAPITAL LEASES:

       Future minimum lease payments required under several capital equipment leases are as follows:


       Year Ending December 31,                            December 31, 2001          September 30, 2002
       ------------------------                            -----------------          ------------------
                                                                                          (Unaudited)
           2002                                             $    162,585              $      51,737
           2003                                                   53,206                    131,336
           2004                                                   39,294                    114,985
           2005                                                   17,753                     79,390
           2006                                                        -                     20,998
           Thereafter                                                  -                     11,231
                                                            -------------             --------------
                                                                 272,838                    409,677
           Less amount representing interest
               (10.56% to 19.55%)                                (45,673)                   (91,438)
                                                            -------------             --------------
           Net present value of minimum
               lease obligations                                 227,165                    318,239
           Less current maturities                              (135,421)                  (114,104)
                                                            -------------             --------------
           Obligations under capital leases, net
              of current maturities                         $     91,744              $     204,135
                                                            =============             ==============

8.     LOANS PAYABLE:

                                                                              December 31,         September 30,
                                                                                  2001                  2002
                                                                            ----------------     ----------------
                                                                                                    (Unaudited)
         The Trust Company of New Jersey 7.95% note payable,
             collateralized by a vehicle, due in monthly installments of
             $902.40 including interest, through March 2002.                    $  2,672           $       -

         The Trust Company of New Jersey 8.15% note payable,
             collateralized by a vehicle, due in monthly installments
             of $813.50 plus interest, through September 2002.                     7,305                   -

         The Trust Company of New Jersey note payable, due in monthly installments of $4,166.66 plus interest at prime,
             through October 2002.  The note is collateralized by
             substantially all corporate assets.                                  45,834                   -

                                       19






         GMAC Financial Services 9.65% note payable, collateralized by a vehicle, due in monthly installments of $500.25
             including interest, through October 2003.                          10,050                   6,152

         The Trust Company of New Jersey prime rate note payable due
             January  15, 2002.  The note is collateralized  by
             substantially all corporate assets.                                24,000                       -

         Center Capital 10.5% note payable, collateralized by a vehicle, due in monthly installments of $1,890.56 including
             interest, through January 2004.                                         -                  29,744

         Center Capital 9.74% note payable, collateralized by a vehicle, due in monthly installments of $1,593.50 including
             interest, through December 2003.                                        -                  23,819

         Center Capital 10% note payable, collateralized by a vehicle, due in monthly installments of $1,001.72 including
             interest, through October 2003.                                         -                  13,186

         Note payable, interest imputed at 7.50%, payable in two installments
             as described in Note 3.                                                 -                  94,563

         Notes payable, interest imputed at 7.50%, payable in sixty monthly
             installments of $6,667 commencing August 1, 2004.                       -                  291,061
                                                                              ---------               ----------

                                                                                89,861                  458,525
          Less current maturities                                              (73,441)                (155,822)
                                                                              ---------               ----------

          Loans payable, net of current maturities                            $ 16,420                $ 302,703
                                                                              =========               ==========

       The majority stockholder has personally guaranteed certain loans payable, capital lease and operating lease obligations.

       Principal payments on the above notes as of September 30, 2002 are due as follows:

                  Years Ending
                  December 31,

                    2002                               $       17,000
                    2003                                      148,000
                    2004                                        2,000
                    2005                                       40,000
                    2006                                       63,000
                    2007                                       68,000
                    Thereafter                                120,000
                                                       ---------------

                                                       $      458,000
                                                       ===============

9.     STOCKHOLDERS' EQUITY:

       In January 2002, TRS issued 200,000 shares of common stock to an employee for services. Compensation expense of $6,563 was recorded. The expense was measured by the estimated fair value of the common stock ($.0328 per share).

       On April 24, 2002, in consideration for his future services, an employee received 1,000,000 shares of the Company's common stock at a fair value of $.25 per share. The fair value of $250,000 was recorded as unearned compensation and was being expensed over the vesting period. The shares were held in escrow and were to be distributed in equal quarterly installments over a 3-year period. The voting rights of all shares in escrow were to be given by proxy to the majority stockholder of the Company. If employment was terminated as a result of breach of contract or resignation, unreleased shares were to be cancelled and returned to the Company. If the Company terminated employment without cause, the remaining shares were to be released in quarterly installments to the end of the term in the same manner as if he remained employed. On August 23, 2002, the Company terminated the employee and rescinded the agreement. The original agreement was terminated and the shares issued were cancelled and returned to the Company. Additionally, the Company entered into a covenant not to compete agreement for a term of three years with the former employee. As consideration, the former employee will receive 150,000 shares of the Company's common stock with a fair value of 33,000 ($.22 per share)

       The Company has not distributed the 150,000 shares of Whitewing's common stock to the former employee. The former employee is entitled to the full rights and rewards of common stockholders.

       On May 3, 2002, the option granted to the investment bankers was exercised and 4,500,000 shares of common stock were issued.

       On May 3, 2002, three loans in the amount of $425,000 were converted into 1,700,000 shares of common stock which had a fair value of $.25 per share.

10.    RELATED PARTY TRANSACTIONS:

       The President of the Company issued a note due in monthly principal and interest (9%) installments of $3,935 commencing April 1, 2002 and ending March 1, 2003. The balance at December 31, 2001 and September 30, 2002 amounted to $45,000 and $30,446, respectively, and is included in loans payable - related parties.

       At December 31, 2001, the Company was indebted to the majority stockholder in the amount of $29,161. There was no stated maturity date or interest rate on this debt. No repayments were required until April 2003. The note was repaid in the third quarter of 2002.

       At December 31, 2001, the Company was indebted to an officer of the Company for $30,000 bearing interest at 5.5%, which is included in loans payable - related parties. The $30,000 plus interest was repaid in August 2002.

       On January 1, 2002, the Company purchased intellectual property consisting of various formulae, equipment designs, mechanical device adaptations and other intellectual property for $194,504 from a stockholder of Advanced Recovery Solutions, Inc. ("ARS") a 50% owned company. The Company paid $50,000 cash and the other $144,504 was in the form of a note. The note is to be repaid in monthly installments of $8,333 including interest imputed at 4.75% per annum through July 2003. The balance at September 30, 2002 amounted to $89,526 and is included in loans payable - related parties.

       During the three and nine months ended September 30, 2002, the Company purchased $41,295 and $83,767 of goods for resale from ARS and had accounts payable to ARS at December 31, 2001 and September 30, 2002 of $3,986 and $45,887, respectively. The Company has also advanced funds to ARS. As of December 31, 2001 and September 30, 2002, $60,808 and $347,934, respectively, was due from ARS. This is non-interest bearing and has no terms for repayment. As of September 30, 2002, management expects $138,934 to be collected within the next twelve months. Also included in due from affiliate at September 30, 2002 is $3,560 due from TRS Stock Acquisition Ltd., a company owned by certain stockholders. The Company has guaranteed $36,000 of liabilities due from TRS Stock Acquisition Ltd. to certain parties.

       The ARS shareholder agreement, dated September 19, 2001, contains a provision whereby two ARS stockholders have the right to request the Company to purchase their shares at any time following the 18-month period from the date of the agreement. The repurchase of shares of one of the stockholders of ARS is required to be completed by September 30, 2004. The Company may purchase the stock or have ARS redeem the shares. The repurchase price per share is determined by applying a multiple of 4 times EBITDA divided by the number of shares outstanding on the valuation date. At December 31, 2001 and September 30, 2002, the Company recorded a liability for this put option obligation amounting to $93,310 and $63,502, respectively.

       As of September 30, 2002, the Company and a shareholder have guaranteed a promissory note between ARS and a lender in the amount of $639,310. The Company unconditionally guarantees payment of all amounts owing under the note. The guarantee remains in effect until the note is paid in full.

11.    NET LOSS PER SHARE

       Loss per common share is computed using Statement of Financial Accounting Standards SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for the computation, presentation and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company's stock options and convertible securities. During three and six months ended September 30, 2001 and 2002, such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options could potentially dilute earnings per share in the future.

12.    INCOME TAXES:

       The temporary differences that give rise to deferred tax assets are the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. At December 31, 2001 and September 30, 2002, the Company has computed a deferred tax asset in the amount of approximately $64,330 and $256,222, respectively, and has provided a 100% valuation allowance on the deferred tax asset due to the uncertainty regarding the realization of the future tax benefits.

       The Company has not completed income tax filings for the year ended December 31, 2001 and intends to take the steps required to complete the tax filings as soon as practicable.

       The valuation allowance increased (decreased) during the three months and nine months ended September 30, 2002 and 2001 by $(105,298), $191,892,
       $(28,380) and $78,396 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

On May 3, 2002 Total Recycling Services, Inc. ("TRS") completed a private placement where the Company raised net proceeds of $722,067 in equity and as a result of the private placement, $425,000 of loans payable were converted into equity. Also, on May 3, 2002, TRS signed and executed a stock for stock exchange agreement (the "Agreement") with Whitewing Environmental Corp. The transaction was accounted for as a recapitalization of TRS because Whitewing had no ongoing business. In connection with the Agreement Whitewing issued 28 million shares to the TRS stockholders in exchange for all of the outstanding shares of TRS, 1.4 million shares. On October 1, 2001 TRS granted an option to purchase 4,500,000 shares of common stock at an exercise price of $.0005 in consideration for investment services and strategic business planning. In conjunction with the closings of the private placement and Whitewing, the option was earned and exercised. Because the former TRS stockholders will own approximately 80% of the merged company after the completion of the merger, TRS is considered to be the accounting acquirer in the transaction. The transaction was accounted for as a recapitalization of TRS because Whitewing, the Registrant, had no ongoing business and as a result the Registrant's business is now one that services and sells products to the motor vehicle repair industry. Services include the collection of recyclable materials and products include antifreeze, waste oil and industrial absorbents.

The condensed consolidated financial statement information that accompanies this report reflects the historical financial information of the predecessor entity, prior to May 3, 2002, Total Recycling Services, Inc. and its Subsidiaries and the consolidated results of operations of the Company subsequent to the recapitalization.

Whitewing began operations in 1992, in the business of collecting and recycling used automotive oil filters. After establishing a foothold in the industry, Whitewing began to acquire small, strategically located businesses and developed technologies to expand the services offered to its customers. Today, Whitewing is a leader in recovery and recycling of used oil filters, used antifreeze and provides related services; principally parts washer and brake washer sink rentals along with absorbent supplies in the retail and fleet automotive service and repair industry. Currently Whitewing has a presence in a sixteen state area, with an active customer base of approximately 5,300. Beginning in January 2002, Whitewing began collecting and selling used oil.

Whitewing had negotiated to purchase some of the assets of Connecticut Waste Oil, Inc. ("CWO") in two parts. Effective January 1, 2002, Whitewing entered into an Equipment Lease and Operating Agreement with CWO in order to assume business operations before the closing of the asset purchase agreement. Under the agreement, the revenue from servicing CWO's customers was retained by Whitewing, and Whitewing was obligated to pay related operating expenses. On September 17, 2002 Whitewing completed part one of the purchase agreement which included the purchase of assets related to Connecticut Waste Oil's oil collection services which included vehicles, inventory, and customer lists. The purchase price for part one was approximately $540,000. Whitewing paid CWO $50,000 at closing and signed a $94,563 note payable due in two payments of $50,000 plus interest imputed at 7.5%. The payments are due within twelve months of the closing date. Whitewing was due a net amount from CWO totaling approximately $91,000 and assumed approximately $144,000 of loans and capital leases. In addition, Whitewing and the former owners of CWO entered into consulting agreements which, in accordance with FASB No. 141, were recorded as part of the purchase price. The fair value of the obligation under the consulting agreements is approximately $291,000, plus interest imputed at 7.5%. The agreements are payable in sixty monthly installments, commencing August 1, 2004. Part two is the purchase of the tank farm. Whitewing has negotiated to complete this phase once Whitewing receives certain permits from the Connecticut Department of Environmental Protection. The cost of the tank farm is $200,000 and will be financed by the seller, Connecticut Waste Oil.

REVENUES:

WHITEWING EARNS REVENUES FROM:

OIL FILTER PROCESSING - Whitewing collects used oil filters from its customers in company-owned 55-gallon steel drums. Whitewing collected approximately 28,000 drums of filters (which, at approximately 250 filters per drum, equates to approximately 7,000,000 filters) during the most recent twelve-month period. At Whitewing's processing facilities, the filters are put through a process that removes the oil from the filters. In the process, Whitewing recovers used oil and steel. The recovered steel is disposed of at mills where they are recycled into new steel, approximately 4,680 tons of recovered steel was disposed of during the most recent twelve months. Approximately 300,000 gallons of used oil was removed from the filters and will be added to Whitewing's used oil stream for sale to used oil customers.

ANTIFREEZE RECYCLING - Whitewing collects used automotive antifreeze from its customers and uses a sophisticated reverse osmosis system that cleans the used material to a level of purity that allows it to be sold as fresh antifreeze, but at a cost savings. During the most recent twelve months, Whitewing processed and sold 450,000 gallons of recycled antifreeze. As most motor vehicle repair facilities dispose of used antifreeze as a waste, Whitewing believes the market potential for cleaning and reprocessing used antifreeze is substantial. Nearly the entirety of Whitewing's actual and target customer base are potential purchasers of recycled antifreeze. Management believes this product has significant growth and profit potential. Whitewing sells its recycled antifreeze under the brand names of "Total Cool" and "T-Dex", the latter being a long-life antifreeze.

PARTS WASHER SINKS AND SERVICE - Parts washer sinks are square steel sinks that sit atop a steel drum containing parts washer solvent (high flash mineral spirits). The sink contains a pump that sends the solvent through a hose with a nozzle or brush attachment allowing the technician to clean parts in the sink. The spent solvent is drained into the drum and is re-circulated. Whitewing leases parts washer sinks to motor vehicle repair facilities and contracts to service both its leased sinks and customer owned sinks. Servicing is performed at predetermined intervals ranging from 4 to 12 weeks (depending on use). Some customer owned sinks are serviced on a "call for service" basis. During the servicing process, Whitewing exchanges used solvent for clean solvent by removing the sink and exchanging the drum of solvent. Whitewing then cleans the sink, performs any necessary maintenance such as changing hoses, light bulbs, or pumps. Whitewing recycles the used solvent. Currently, Whitewing leases and/or services approximately 1,800 parts washer sinks.

BRAKE WASHER SINKS AND SERVICE - Brake washer sinks are mobile, square sinks that sit atop a steel drum containing an aqueous cleaning solution - essentially soapy water. The drum sits upon a caster assembly allowing the technician to move the sink around the shop. The sink contains a pump that sends the solution through a hose with a brush attachment. The technician rolls the sink under the wheel of the vehicle being serviced and uses the brush to clean the brake parts. Whitewing leases brake washer sinks to motor vehicle repair facilities and contracts to service them at predetermined intervals ranging from 4 to 12 weeks, depending on use. During the servicing process, Whitewing exchanges used aqueous cleaner for new cleaner by removing the sink and exchanging the drum of cleaner. Whitewing then cleans the sink and performs any necessary maintenance such as changing hoses or pumps. Whitewing disposes of the used aqueous cleaner though a licensed wastewater treatment facility. Currently, Whitewing leases and/or services approximately sixty-five brake washer sinks.

WASTE OIL SERVICE - Whitewing collects waste oil and transports it to a tank farm operated by a third party. The oil is tested to determine and identify hazardous constituents. If the oil meets certain specifications (which are described in the used oil regulations - 40 CFR ss. 279), it is considered "on-spec used oil." It is then partially cleaned through heating and filtration and is sold as fuel for industrial burners. If the oil does not meet those specifications, it is sold to facilities that are licensed to burn oil with those hazardous constituents. After a certain point of contamination, Whitewing will have to pay to have the oil burned. On management's information and belief, the oil collected is almost exclusively crankcase oil and so the instances of severely contaminated oil are rare. The market for this grade of fuel is seasonal and therefore Whitewing collects and stores oil until it is needed. Currently there is a greater market for on-spec used oil than Whitewing can supply.

LABORATORY SERVICE - Whitewing operates an analytical laboratory under the name Connecticut Environmental Laboratory or CEL. The lab is used primarily for analysis of used oils, wastewater, and other oil-contaminated wastes. The lab is certified by the State of Connecticut Department of Public Health.

ABSORBENT SUPPLY AND RECYCLING - Whitewing distributes a full line of absorbents, including absorbent pads, loose material (including a private labeled absorbent product called "TotalSorb"), booms, socks and pillows that are used for emergency spill response, as well as for regular maintenance cleaning. Advanced Recovery Solutions, Inc. (ARS), a company owned 50% by Whitewing also produces many of these products. Whitewing charges customers a fee to collect and dispose of the used absorbents, which are burned as fuel at a waste to energy co-generation facility either directly or after first being used to solidify sludge.

OIL-WATER SEPARATOR SERVICE - Whitewing services in-ground settling tanks that vehicle repair facilities often use to collect and separate oil and sludge from floor drain water prior to release of the water to the sewer line. Periodically these units need to be serviced by a vacuum truck to empty them of oil and sludge. Depending on the location of the site, Whitewing either uses its own equipment to perform the service or subcontracts this service through its vendor network.

RELATED PRODUCTS - Whitewing markets several products, including its patented "Drain Mate" super funnel and its "Extractor Pro" liquid extractors. These products are used by the waste recycling industry to collect liquids for recycling and proper disposal. Currently, Whitewing assembles these products at its New Jersey facility from subcontracted-manufactured components.

THE FOLLOWING IS THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMEBR 30, 2002 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001.

REVENUES:

A comparison of revenues for the three and nine months ended September 30, 2001 and 2002 is presented below.

                                  2001             2002          Change
                                  ----             ----          ------
Nine-months ended:
         Net revenues          2,632,379         3,766,909          43%

                                  2001             2002
                                  ----             ----
Three-months ended:
         Net revenues            920,350         1,325,755          44%

The growth in revenue for the three and nine months ended September 30, 2002 was generated primarily from the addition of waste oil and related services through the operating agreement with CWO. The following reflects the major revenue line items approximate net increases/(decreases) for the three and nine months ended September 30, 2002 as compared to September 30, 2001.

                                  Three Months Ended      Nine Months Ended
                                  September 30, 2002      September 30, 2002
                                  ------------------      ------------------
Waste Oil Products and
 Related Services                       319,000                855,000
Parts Washer Service                     28,000                150,000
Oil Filter Service                       27,000                150,000
Antifreeze Products                      54,000                 65,000
Rental Income                           (17,000)               (48,000)
Other Products and
 Serives                                 (6,000)               (38,000)

COST OF GOODS AND SERVICES SOLD:

Cost of goods and services sold consist primarily of purchases and materials, items for resale, direct labor and related costs and transportation costs.

A comparison of cost of goods and services sold for the three and nine months ended September 30, 2001 and 2002 is presented below.

                                        2001             2002      Change
                                        ----             ----      ------
Nine-months ended:
         Cost of goods and
          services sold              1,556,433         2,276,765      46%
         Percentage of revenues             59%               60%

                                        2001              2002     Change
                                        ----              ----     ------
Three-months ended:
         Cost of goods and
          services sold                539,515           836,390      55%
         Percentage of revenues             59%               63%

For the three and nine months ended September 30, 2002 cost of goods and services sold increased as a percentage of sales. This is primarily the result of increases in labor and related costs, fuel costs and costs of materials and products for resale. As costs have increased slightly, Whitewing had not increased its selling price in an effort to remain competitive within the industry. During the fourth quarter Whitewing instituted price increases to selective customers and services in an effort to decrease cost of sales and services as it relates to sales. Management has also increased its efforts to analyze route efficiency, which in turn will reduce labor, fuel and other trucking related costs. In addition management has continued its efforts in directing its sales force to focus on cross-selling additional products and services to existing customers and adding new customers within the current truck routes. In an effort to assist the sales force in its crossing selling efforts, the company has instituted a telemarketing program to existing customers while also focusing on areas where routing is inefficient. The results through the first two months of the program have been positive.

Management is continuing its efforts towards developing dispatching software, which includes GPS tracking systems installed on all delivery vehicles. This software will increase dispatching efficiency and provide an additional management tool for more precise forecasting and direction for telemarketing and the outside sales force. Management believes that the aforementioned will reduce cost of goods and services sold as a percentage of revenues. Management estimates this software will be fully operational during the first quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, rent, insurance and other general corporate expenses.

A comparison of selling, general and administrative expenses for the three and nine months ended September 30, 2001 and 2002 is presented below.

                                       2001             2002     Change
                                       ----             ----     ------
Nine-months ended:
         Selling, general and
       administrative expenses       1,110,867       3,232,878     191%
         Percentage of revenues            42%              86%

                                       2001             2002     Change
                                       ----             ----     ------
Three-months ended:
         Selling, general and
          administrative expenses     393,675          804,162     104%
         Percentage of revenues            43%              61%

For the three and nine months ended September 30, 2002 selling, and general and administrative expenses increased significantly. The consolidated expenses for the nine months ended September 30, 2002 includes selling, general and administrative expenses related to the operating agreement and purchase transaction with CWO, these expenses were not incurred during the 2001 year.

In conjunction with the private placement and the recapitalization of TRS an option to purchase 4,500,000 shares was exercised. The option was granted to the individuals who assisted TRS in fulfilling its plan to raise capital for expansion. The fair value of the option was $1,123,000. Since the transaction between Whitewing and TRS was a recapitalization of TRS the fair value of the option was charged to operations. During 2001, the Company began to assemble the management infrastructure it believed was necessary to market the Company to equity investors to fulfill its aggressive business plan of acquisitions and expansion. The infrastructure primarily included executive and middle management and additional sales persons. For the nine months ended September 30, 2002 the Company continued to expand its management infrastructure and administrative personnel, which included a Co-CEO, a Senior Vice President of Sales and Marketing, support staff for the CWO operation and customer service and telemarketing staff. The increase in administrative payroll and related costs for the nine months ended September 30, 2002 was approximately $457,000. The Company also incurred various significant costs i.e. internal labor and professional fees related to the Whitewing/TRS transaction and the private placement transaction, which were in excess of approximately $130,000. In addition, other costs increased as a percentage of sales over 2001, the most notably of these were the cost of insurance, professional fees and rents. For the nine months ended September 30, 2002 insurance expense, professional fees and rents increased approximately $129,000, $110,000 and $67,000, respectively. The increase in insurance costs is a result of the insurance industry's rate increases that affected most corporate renewals, the Company's increase in staff, assets and revenues and the addition of Directors and Officers Insurance. The increase in professional fees is a result of operating in the public environment while rents increased primarily as a result of the operation agreements with CWO and the new administrative offices.

In September of 2002 the Company relocated its administrative offices. In conjunction with the move the Company modernized and increased the capacity of its computer network and telephone system. The Company will incur interest and deprecation expense as a result of this modernization. In the long term, management believes that the relocation of the offices and the upgrade in its computer system will increase efficiency and reduce general and administrative costs.

DEPRECIATION AND AMORTIZATION:

Depreciation consists of amounts relating to property and equipment while amortization consists of amounts relating to intangible assets. Intangible assets consist of goodwill, intellectual property, non-competition and other agreements and customer lists. The Company adopted SFAS No. 142 and beginning January 1, 2002 the Company no longer amortizes goodwill. The Company has performed the first step of its transitional impairment tests required by SFAS No. 142, which has resulted in a potential impairment charge. As of September 30, 2002, the Company has not performed the second step of the impairment tests. Once the tests are completed, the impairment charge, if any, will be recorded. The maximum amount of the impairment charge is estimated to be approximately $85,000.

A comparison of depreciation and amortization expense for the three and nine months ended September 30, 2001 and 2002 is presented below.

                                          2001           2002    Change
                                          ----           ----    ------
Nine-months ended:
         Depreciation and amortization  146,174        180,235      23%
         Percentage of revenues               6%             5%

                                          2001           2002    Change
                                          ----           ----    ------
Three-months ended:
         Depreciation and amortization   51,070         70,210      37%
         Percentage of revenues               6%             5%

As noted above, the Company ceased amortizing goodwill effective January 1, 2002. The following are the amounts assuming goodwill had not been amortized prior to January 1, 2002.

                                          2001           2002    Change
                                          ----           ----    ------
Nine-months ended:
         Depreciation and amortization  146,174         180,235
         Less: Goodwill amortization     (4,847)              0
                                         -------        -------
         As adjusted for goodwill
           Amortization                 141,327         180,235     28%

         Percentage of revenues               5%              5%

                                          2001           2002    Change
                                          ----           ----    ------
Three-months ended:
         Depreciation and amortization   51,070         70,210
         Less: Goodwill amortization     (1,616)             0
                                         -------        ------
         As adjusted for goodwill
           Amortization                  49,454         70,210      42%

         Percentage of revenues               5%             5%

Depreciation and amortization expense is relatively consistent for the periods reported. While conducting business under the CWO operating agreement the assets of CWO were only operated and maintained by Whitewing, and therefore Whitewing did not incur depreciation nor amortization expense on the CWO property and equipment. Beginning on September 17, 2002, the closing date with CWO, Whitewing began to incur depreciation and amortization expense. The estimated annual depreciation and amortization expense from the assets acquired from CWO are approximately $120,000. In September of 2002, Whitewing relocated its administrative offices and purchased property and equipment in conjunction with this relocation i.e. leasehold improvement, computers and office furniture and equipment, the estimated annual depreciation and amortization expenses from these purchases is approximately $40,000.

INTEREST:

A comparison of interest expense for the three and nine months ended September 30, 2001 and 2002 is presented below.

                                        2001              2002   Change
                                        ----              ----   ------
Nine-months ended:
         Interest                      78,424            71,537    (9%)
         Percentage of revenues             3%                2%

                                         2001             2002   Change
                                         ----             ----   ------
Three-month periods:
         Interest                      24,290            20,660   (15%)
         Percentage of revenues             3%                2%

Interest expense has decreased both as a percentage of revenues and as it relates to 2001. The decrease is a result of a few factors. The first is a function of the revenue generated as a result of the CWO operating agreement, under this agreement Whitewing did not incur interest expense on the assets used to generate the related revenue. Beginning on September 17, 2002, the closing date on the asset purchase with CWO, the Company began to incur interest expense on the assets purchased under the agreement. The estimated interest expense from the obligations related to the CWO closing for the three months ended December 31, 2002 and the twelve months ended December 31, 2003 are approximately $10,000 and $37,000, respectively. Secondly, as part of the private placement certain convertible loans in the amount of $425,000 were converted into common stock. April of 2002 was the last month interest was due on these notes. These notes carried an annual interest rate of 8%. The third is that the Company's primary bank debt is a function of the prime rate, which decreased from 9% in January 2001 to 4.75% in September 2002.

INCOME TAXES:

The Company has not completed income tax filings for the year ended December 31, 2001 and intends to take the steps required to complete the tax filings as soon as practicable.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION:

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents at September 30, 2002 was $-0- which is a decrease of $(12,657) from the cash and cash equivalent balance at December 31, 2001.

Net cash used in operating activities for the nine months ended September 30, 2002 was $376,151 this was primarily a result of the Company's net loss for the period.

Net cash used in investing activities for the nine months ended September 30, 2002 was $279,392. The net cash used was a culmination of various items, a description of which follows. Cash of $428,322 was provided through the purchase of Whitewing ($200,000 of which was proceeds from short term investments) and $26,456 was provided from the collections on the note receivable. Cash used in investing activities consisted of net loans to affiliates of $290,686, of which $287,126 was advanced to Advanced Recovery Solutions, Inc. ("ARS"). ARS used these advances primarily to close on the purchase of its factory, located in Watertown, NY. The balance of cash used in investing activities, $443,484, was for the purchases of property and equipment, $50,000 of which was the cash paid to CWO at closing.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $642,886. The cash provided was primarily from the net cash received, $722,067, as a result of closing the private placement. The balance of $(79,181), was primarily from the net activity of the proceeds from loans and repayments of loans and obligations under capital leases.

LIQUIDITY AND CAPITAL RESOURCES:

Certain conditions indicate the Company may be unable to continue as a going concern. At September 30, 2002 Whitewing had negative working capital of approximately $1,019,000 which was a decrease of approximately $219,000 for the nine months then ended, negative cash flows from operations of approximately $376,000, and was over advanced on its revolving line of credit by approximately $269,000 on October 31, 2002. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Certain stockholders, who are board members, are in the process of personally borrowing $500,000 from the bank (bearing an interest rate of the bank's prime rate plus 1.5%, but not less than 6.25%) which will be applied to the Company's revolving line of credit's over advance and provide additional operating funds to the Company. These funds will be provided to the Company as a stockholder loan and will bear the same interest as charged by the bank. The loan from the bank will be due and payable on September 30, 2003.

Currently the Company's revenues are not generating sufficient cash to sustain operations. Under the current circumstances the Company projects that the current cash, which includes the stockholder loan discussed above, will sustain operations into the first quarter of 2003.

On September 30, 2002 the Company refinanced its existing bank loans with its lending institution. As of September 30, 2002 the refinancing reduced the current portion of the Company's bank debt by approximately $263,000. The new loans consist of a $320,000 mortgage on the commercial property located in Pennsylvania, a $110,000 term loan and a $1,250,000 revolving line of credit. The line of credit is subject to the availability of 80% of eligible receivables and 40% of eligible inventory. Management has listed for sale, the commercial property in Pennsylvania which is not used in operations. The Company anticipates selling the property for approximately $550,000. The proceeds from the sale will be used to repay the current mortgage with the balance of the proceeds applied to the stockholder loan secured through the bank. Further, management intends to raise funds for acquisitions and working capital needs necessary to sustain the Company through the next twelve months.

Whitewing's executive management is currently focusing its efforts toward increasing sales and truck route density. In July of 2002 the Company added a Senior Vice-President of Sales and Marketing, who has extensive experience is sales and marketing. Management believes this is the first step towards aggressively increasing sales. Also, in July of 2002 the Company added a customer service person to its staff. The primary function of this individual is to increase the Company's knowledge of its customer's needs while adding additional services to the existing customer base. This also has proven to provide more qualified leads and direction for the Company's sales force. The Company, in September of 2002, added a telemarketing individual to its staff. The primary function of the telemarketing individual is to contact the Company's current customer base and expand the services and products currently provided. The results through the first few months have been favorable and as a result the Company is planning to expand its customer service and telemarketing staff.

In 2001 the Company completed an Oil-Water Separator Clean-out project that generated approximately $135,000 in revenues and gross profit of approximately $73,000, these revenues and corresponding costs were primarily incurred during the first and second quarter. Beginning in October 2002, the Company commenced work on the same project, but on a much larger scale. The Company estimates revenues and gross profit amounts of approximately $250,000 and $130,000, respectively. The Company expects to complete this project in January of 2003, and projects collection of these revenues before the end of February of 2003.

RISK FACTORS:
In addition to other information in this Form 10-QSB, the following risk factors should be carefully considered in evaluating Whitewing and its business because these factors currently have a significant impact or may have a significant impact on its business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-QSB as a result of the risk factors discussed below and elsewhere in this Form 10-QSB.

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

A LIMITED NUMBER OF PRINCIPAL SHAREHOLDERS CONTROL WHITEWING, WHICH MAY LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

Six principal shareholders and management own collectively approximately 53.91% of Whitewing's voting stock. In addition, one individual and one entity own approximately 32% and 9.25% of Whitewing's voting stock, respectively. These shareholders could control the outcome of any corporate transaction or other matter submitted to Whitewing shareholders for approval, including mergers, consolidations and the sale of all or substantially all of Whitewing's assets, and also could prevent or cause a change in control. The interests of these shareholders may differ from the interests of Whitewing's other shareholders. Third parties may be discouraged from making a tender offer or bid to acquire Whitewing because of this concentration of ownership.

WHITEWING HAS INCURRED LOSSES AND LOSSES MAY CONTINUE.

Whitewing incurred net losses of approximately $281 thousand for the year ended December 31, 2001 and approximately $2 million for the nine months ended September 30, 2002. Whitewing is likely to incur additional losses. If Whitewing should become profitable, it may not be able to sustain or increase its profitability.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

       Whitewing Environmental Corp., in the ordinary course of business has certain on-going legal proceedings, none of which are considered material to the financial statements.

ITEM 2. CHANGES IN SECURITIES.

       On April 24, 2002, in consideration for future services, an employee received 1,000,000 shares of the Company's stock at a fair value of $.25 per share. The fair value of $250,000 was recorded as unearned compensation and was being expensed over the vesting period. The shares were held in escrow and were to be distributed in equal quarterly installments. On August 23, 2002, the Company terminated the employee and restructured the agreement. The original agreement was terminated and the shares were canceled and returned to the Company. The restructuring agreement is a covenant not to compete agreement for a term of three years. As consideration, the former employee will receive 150,000 shares of the Company's common stock with a fair value of $33,000, $.22 per share. As of the date of this filing the Company had not distributed the 150,000 shares to the former employee. The former employee is entitled to the full rights and rewards of common stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         Whitewing Environmental Corp.
                                         -----------------------------
                                               (Registrant)

Date   November 19, 2002                 /s/ Andrew V. Latham, President
       -----------------                 -------------------------------
                                         (Signature)*

Date   November 19, 2002                 /s/ Charles J. Stuto, Treasurer & CFO
       -----------------                 -------------------------------------
                                         (Signature)*