Form 10KSB
period 2002-12-31
WHITEWING ENVIRONMENTAL CORP
filed 2003-04-15
CIK 1001260

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from        to

                          Commission File No. 000-27420

                          WHITEWING ENVIRONMENTAL CORP.
                 (Name of small business issuer in its charter)

                Delaware                                       95-4437350
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification Number)

 730 Grand Avenue, Ridgefield, New Jersey                         07657
 (Address of principal executive offices)                       (Zip Code)

                    Issuer's Telephone Number: (201) 943-0800

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

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The issuer's revenue for continuing operations for the year ended December 31, 2002 was $5,189,481. Revenue from discontinued operations was $0.0

    The aggregate market value of the voting stock held by non-affiliates as of April 11, 2002, computed by reference to the price at which the stock was sold, or the average closing bid and asked quotations of such stock, was $ 4,447,488.

DOCUMENTS INCORPORATED BY REFERENCE:  None

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I - Risk Factors, and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

                                     PART I

Item 1.  Description of Business.

General:
--------

         Whitewing Environmental Corp. ("Whitewing"), through its predecessor, Total Filter Recycling, Inc., began operations in 1992 in the business of collecting and recycling used automotive oil filters. After establishing a foothold in the industry, Whitewing began to acquire small, strategically located businesses and developed technologies to expand the services offered to its customers. Today, Whitewing recovers and recycles used oil filters and used antifreeze and it provides related services, principally in parts washer and brake washer sink rentals and absorbent supplies, in the retail and fleet automotive service and repair industry in a sixteen state area. Whitewing's active customers total approximately 6,800. In 2002, Total Filter Recycling, Inc. changed its name to Total Recycling Services, Inc. (TRS). Beginning early in 2002, Whitewing began collecting and marketing used oil. Also, beginning in late 2001, through a 50% owned affiliate, Whitewing began manufacturing absorbent products.

Operations:
-----------

         Whitewing collects used oil filters, antifreeze, and used lubricating oils from, and services parts and brake washer sinks for, automobile and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and truck fleet operators from Maine to North Carolina and as far west as Ohio. Whitewing derives revenues both from fees it charges customers to remove these wastes and from the sale of products it produces by processing these materials including revenue from service contracts and rental fees for parts and brake washing equipment and from the sales of cleaners and absorbent materials.

         With respect to absorbents, Whitewing, through a 50% owned affiliate, collects cellulose and polypropylene waste and converts it into a number of absorbent products including booms, pillows, pads, and loose particulates. The products are sold directly to industrial users and to distributors who market it to industrial users.

Services and Products:
----------------------

         OIL FILTER PROCESSING - Whitewing collects used oil filters from its customers in company-owned 55-gallon steel drums. At Whitewing's processing facilities, the filters are put through a process that removes the oil from the filters. In the process, Whitewing recovers used oil and filter material (steel and filter elements). The oil is added to Whitewing's used oil stream to be sent to used oil customers. The recovered steel and filter elements are sold to mills for recycling into new steel.

         USED ANTIFREEZE RECYCLING - Whitewing collects used automotive antifreeze from its customers and uses a proprietary reverse osmosis system that cleans the used material to a level of purity that allows it to be sold as fresh antifreeze, at a cost savings. As most motor vehicle repair facilities dispose of used antifreeze as a waste, Whitewing believes the market potential for cleaning and reprocessing used antifreeze is substantial and has significant growth and profit potential. Whitewing sells its recycled antifreeze under the brand names of "Total Cool", "T-Dex" and "Toycool", the latter two being a long-life antifreeze.

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

         OIL-WATER SEPARATOR SERVICE - Whitewing services in-ground settling tanks that vehicle repair facilities often use to collect and separate oil and sludge from floor drain water prior to release of the water to the sewer line. Periodically these units need to be serviced by a vacuum truck to empty them of oil and sludge. Depending on the location of the site, Whitewing either uses its own equipment to perform the service or subcontracts this service through properly licensed subcontractors.

         ENVIRONMENTAL PRODUCTS - Whitewing markets several products, including its patented "Drain Mate" super funnel and its "Extractor Pro" liquid extractors. These products are used by the waste recycling industry to collect liquids for recycling or proper disposal. Currently, Whitewing assembles these products at its New Jersey facility from subcontractor-manufactured components.

         ABSORBENT SUPPLY AND RECYCLING - Whitewing distributes a full line of absorbents, including absorbent pads, loose material (including a private labeled absorbent product called "TotalSorb"), and booms and pillows that are used for emergency spill response, as well as for regular maintenance cleaning. Advanced Recovery Solutions, Inc. (ARS), a company owned 50% by Whitewing, also produces many of these products. (On February 26, 2003, the Company signed a Stock Purchase Agreement with the shareholders of ARS to purchase the remaining 50%, for 2,000,000 shares of the Company's common stock and $250,000). Whitewing charges customers a fee to collect and dispose of the used absorbents, which are burned as fuel at a waste to energy co-generation facility either directly or after first being used to solidify sludge.

Customer Contracts:
-------------------

         With respect to its automotive related recycling business, Whitewing enters into contracts with each of its customers with respect to the type of service and products Whitewing provides. Approximately sixty-four percent of Whitewing's customers are small businesses with the balance of the customers being large firms in both automotive repair businesses and fleet operations.

Operations Support:
-------------------

         Currently, Whitewing's computer operations run on a company owned, server-based network that connects most of its locations over a fiber optic T1 line. Whitewing manages its business on a customizable software package known as SBT (a division of ACCPAC). This package performs to the specifications of Whitewing, is scalable, and can grow with Whitewing to almost any size.

         Whitewing is also currently developing logistic and forecasting software that is interactive between its collection vehicles and its dispatchers, using real-time displayable truck tracking. This system will allow for more efficient service route planning and follow-up. Also, daily data from collection vehicles automatically downloads both invoicing and the need for the rescheduling of service for a particular customer. Management anticipates that a substantial portion of this technology will be in place and operational by the third quarter of 2003.

         Whitewing's logistic and forecasting software is expected to also be an increasingly effective sales and marketing tool. With the ability to visually locate existing account routes on screen, Whitewing's tele-marketing and sales staff expects to target specific customers and areas to increase route density. This is expected to enable Whitewing to deliver better service to its customers and increase equipment utilization.


Marketing
---------

         The overall goal of the Whitewing marketing plan is to become the leading single source supplier of services and environmental products to the motor vehicle repair industry within its current sixteen state marketing area (from Maine to North Carolina and as far West as Ohio) and ultimately to expand our operations nationally. Management's strategy is to maximize account density with acquisitions in key marketing areas and increase sales with cross-selling techniques throughout the entire customer base. Whitewing's unique mix of products and services gives it a distinctive advantage in the market place.

To achieve these goals Whitewing plans include:

- Installation of a computerized contact tracking system with GEO coding and mapping to be used with both our existing customers as well as prospective customers to determine both current and future needs and to provide superior customer service.

- Recruiting and training in house sales assistants for customer service, sales support and telemarketing.

- Hiring and training additional outside sales representatives to develop and implement Whitewing's growth strategy

- Developing and implementing a direct mail and telemarketing program.

- Targeting specific trade shows to promote Whitewing services and to foster a strong image in the industry.

- Upgrading the Whitewing website to increase sales of the environmental products produced and marketed by a wholly owned subsidiary of Whitewing.

Intellectual Property
---------------------

         Whitewing employs several proprietary systems, including logistics software, accounting software, refinements to recycling equipment and a reverse osmosis system for processing used antifreeze. With respect to the absorbent industry, Whitewing owns, among other things, a specialized process to fill absorbent socks and booms, chemical formulas for acid and base neutralizers, pet bedding, cat litter, hydrophobic absorbents and a variety of other products. Although many of these systems or their elements may be patentable, Whitewing does not have patents and has not made patent applications to cover these systems. Whitewing plans to retain the services of an intellectual property law firm, to advise it on how to best protect these assets.


Competition:
------------

         Whitewing's principal competitors in its present service region are Safety-Kleen and Clean Harbors. Safety-Kleen is presently operating in the context of Chapter 11 bankruptcy reorganization and is the subject of litigation involving the sale of allegedly toxic and carcinogenic solvents. By contrast, the solvents that Whitewing provides are non-chlorinated and are deemed non-hazardous under EPA standards. Clean Harbors is principally engaged in the business of environmental remediation but also offers certain overlapping services with those offered by Whitewing and is therefore viewed as an indirect competitor.

         In collection of waste oil and oil filters, Whitewing generally competes with local or smaller regional companies. In its fluid recovery service, Whitewing generally competes with many firms engaged in the transportation, brokerage and/or disposal of these wastes through recycling, fuels programs or incineration.

         Being a minor participant in the fuel and antifreeze market, the price at which Whitewing sells its on-spec fuel and antifreeze is primarily dictated by a market dominated by large multinational oil companies.

         The principal methods of competition for Whitewing's collection service are price, quality, reliability of service rendered and technical proficiency in handling wastes properly. Knowledgeable customers are interested in the reputation and financial strength of the companies they use for management of their waste streams, because, as original generators of environmental wastes, they remain liable under federal and state environmental laws for improper disposal of such wastes, even if they employ companies which have proper permits and licenses. Whitewing believes that its technical proficiency and reputation are important considerations to its customers in selecting and continuing to utilize Whitewing's services.

Regulation:
-----------

         OVERVIEW. State and federal governmental regulations applicable to Whitewing's business govern, among other things: the handling of waste oil collected by Whitewing; Whitewing's transportation of waste oil; the operation of the facilities at which Whitewing stores and processes the waste oil and filters it collects; and the ultimate disposal of waste Whitewing removes from the oil and of the filters it collects. An increase in governmental requirements for the treatment of any particular material generally increases the value of Whitewing's services to its customers, but may also increase Whitewing's costs.

         Various permits are generally required by federal and state environmental agencies for Whitewing's transportation, accumulation and oil processing facilities. Most of these permits must be renewed periodically. Zoning, land use and siting restrictions also apply to these facilities. Regulations also govern matters such as the disposal of residual wastes, operating procedures, storm water and waste-water discharges, fire protection, worker and community right-to-know and emergency response plans. Air and water pollution regulations govern certain operations at Whitewing's facilities. Safety standards under the Occupational Safety and Health Act are also applicable. Governmental regulations also apply to the operation of vehicles used by Whitewing to transport the oil it collects and distributes, including licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipment manifesting and vehicle placarding requirements. Governmental authorities have the power to enforce compliance and violators are subject to civil and criminal penalties. Whitewing believes it is in compliance with these laws and regulations.

         Whitewing has a compliance committee comprised of three individuals and consults with environmental and safety professionals. The committee's responsibility is to continuously improve the procedures and practices to be followed by Whitewing, to comply with various federal, state and local laws and regulations involving the protection of the environment and worker health and safety, and to monitor compliance.

         HAZARDOUS AND SOLID WASTE REQUIREMENTS. Whitewing's services involve the collection, transportation, storage, processing, recycling and disposal of automotive waste materials. Many of these materials are regulated in the United States as "solid wastes" under the Resource Conservation and Recovery Act of 1976 ("RCRA"). In addition to being regulated as solid wastes, some of these materials are further regulated as "hazardous wastes". Accordingly, Whitewing is subject to federal and state regulations governing hazardous and solid wastes. RCRA established a national program, which classified various substances as "hazardous wastes," established requirements for storage, treatment and disposal of hazardous wastes, and imposed requirements for facilities used to store, treat or dispose of such wastes. RCRA was amended in 1984 by the Hazardous and Solid Waste Amendments ("HSWA") which expanded the scope of RCRA to include businesses which generate smaller quantities of waste materials (so-called "small quantity generators"), expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills (thereby, in effect, requiring that the wastes be recycled, treated, or destroyed).

         Hazardous and solid waste regulations impose requirements which must be met by facilities used to store, treat and dispose of these wastes. Operators of waste storage, disposal and treatment facilities, such as Whitewing, must obtain a RCRA permit from federal or authorized state governmental authorities to operate those facilities. States may also require a solid waste permit. Whitewing possesses waste transporter permits in all states where it has operations and is in the process of obtaining facility permits in Harrisburg, Pennsylvania and Wallingford, Connecticut.

         ENFORCEMENT ACTIONS. Whitewing fully intends to comply with all environmental regulations and other governmental requirements. Whitewing has instituted several programs to ensure compliance, including suspending site operations if appropriate corrective actions are not taken to remedy potential defects. Whitewing conducts regular audits of its facilities to assess compliance with federal and state environmental and safety laws and regulations. Any potential deficiencies are identified and a corrective action plan is prepared and implemented to eliminate the potential defect.

         POTENTIAL ENVIRONMENTAL LIABILITIES. Based on its knowledge of past and pending cases in the industry, Whitewing believes it is unlikely that Whitewing's actual liability on those cases now pending in the industry will be materially adverse to its financial condition. It should be noted, however, that many environmental laws are written and enforced in a way in which the potential liability can be substantial.

Employees:
----------

     Whitewing employs sixty-two persons, including executive officers. The positions break down as follows:

Executive and administrative                13
Operations Management                        4
Sales and Marketing                          8
Truck Drivers                               23
Laboratory                                   2
Warehousing and Processing                  12
                                           ---
         Total                              62
                                           ===

         Whitewing's employees are not represented by a union or collective bargaining organization. Management considers its relations with Whitewing's employees to be generally good.

RISK FACTORS
------------

         IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING WHITEWING AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON WHITEWING'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Risks related to our business
-----------------------------

WE HAVE AN AGGRESSIVE EXPANSION PLAN. Whitewing plans to grow rapidly by aggressively acquiring small to medium sized Motor Vehicle Waste Recycling companies. These companies may not have audited or reliable financial statements or sufficiently verifiable operating histories. Whitewing will be adding new products into its mix. These new product lines may require substantially more time to bring to market than management anticipates and there can be no assurance that these lines will be successfully introduced.

WE DEPEND ON MANAGEMENT. Management believes that Whitewing's continued success is dependent on its ability to attract and or retain highly skilled personnel. The loss of the services of Andrew Latham, President or Joseph Bianco, Chairman of the Board, could adversely affect the development of Whitewing or its ability to grow and sustain profitable operations. Mr. Latham has entered into a three-year employment contract. Mr. Latham has started recruiting senior level personnel to buttress Whitewing's present management team however there can be no assurance that Whitewing will be able to retain or recruit such highly skilled personnel.

OUR BUSINESS IS SUBJECT TO COMPETITION. Management believes that at the present time there are few companies providing Whitewing's range of services to the Motor Vehicle Repair Industry. However, and although there are substantial barriers to entry, there can be no assurances that with substantial capital others might not enter this industry and impede Whitewing's growth and/or usurp its opportunities. Management also believes that the window of opportunity for a sizeable consolidation opportunity exists now, but that that it is highly unlikely that these conditions will go unnoticed forever by other entrepreneurs.

WE CURRENTLY RELY ON OUR ACCOUNT BASE. Whitewing has contracts with thousands of customers and, although it appears unlikely that Whitewing could lose a sufficiently significant portion of its customer base to place its success at risk, there is no assurance that this could not occur. Management believes its customer relationships to be strong. Historically, Whitewing's service billing has been highly predictable and ongoing. Its customers have produced consistent monthly revenue. While management believes that it is doubtful, this pattern could change.

UNIONIZATION. Historically and at the present, Whitewing has never been approached by organized labor. There is no assurance that in the future, and particularly as Whitewing grows, its employees may become unionized. If this occurs, Whitewing's operating expenses would likely increase, which could reduce operating margins.

ONGOING CAPITAL REQUIREMENTS. The ability of Whitewing to remain competitive, sustain its growth and operations and expand operations largely depends on its cash flow from operations and access to capital. Whitewing intends to fund its cash needs through cash flow from operations and from select borrowings, if necessary. However, Whitewing may require additional equity and/or debt financing to fund its growth and business strategy.

OUR BUSINESS IS AFFECTED BY ECONOMIC CONDITIONS. Whitewing's business is affected by general economic conditions. Whitewing cannot assure that an economic downturn will not result in a reduction in the volume of recycling being serviced by Whitewing and/or the price that Whitewing can charge for its services.

OUR FINANCIAL STATEMENTS INCLUDE A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS. Whitewing received a going concern opinion on its financial statements for fiscal 2002. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. As a result, our ability to access certain types of financing, or obtain financing at acceptable terms, may be limited.

OUR REVENUES MAY BE INSUFFICIENT TO FUND OUR OPERATIONS AND WE MAY NEED ADDITIONAL FINANCING. We believe that our anticipated cash flow from operations will be adequate to fund our operations for the next fiscal year. There can be no assurance, however, that we will not require additional financing prior to or after such time. There can be no assurance that any additional financing will be available to Whitewing on acceptable terms, or at all. If adequate funds are not available, Whitewing may be required to delay, scale back or eliminate its operational plans. Our inability to obtain additional financing could have a material adverse effect on Whitewing's business, financial condition and results of operations.

WE MAY NOT BE ABLE TO COMPLY IN A TIMELY MANNER WITH ALL OF THE RECENTLY ENACTED OR PROPOSED CORPORATE GOVERNANCE PROVISIONS. Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices. For example, one Nasdaq proposal (which may become applicable to companies listed on the OTC Bulletin Board, or its successor, the BBX Exchange) under review by the Securities and Exchange Commission will require that a majority of our Board of Directors be composed of independent directors by our 2004 Annual Meeting of Stockholders. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement, if enacted and if it becomes applicable to our Company. Additionally, the Commission recently passed a final rule that requires companies to disclose whether a member of their Audit Committee satisfies certain criteria as a "financial expert." We currently do not have an Audit Committee member that satisfies this requirement and, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Commission or Nasdaq to take disciplinary actions against us, including an action to delist our stock from the OTC Bulletin Board or any other exchange or electronic trading system where our shares of common stock trade.

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

Risks Related To Our Common Stock
---------------------------------

DISAPPOINTING QUARTERLY REVENUE OR OPERATING RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could fall substantially.

OUR COMMON STOCK IS PARTICULARLY SUBJECT TO VOLATILITY BECAUSE OF THE INDUSTRY THAT WE ARE IN. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of network marketing companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our Common Stock.

FUTURE SALES BY EXISTING SECURITY HOLDERS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK. If our existing stockholders sell a large number of shares of our Common Stock, the market price of the Common Stock could decline significantly. Further, even the perception in the public market that our existing stockholders might sell shares of Common Stock could depress the market price of the Common Stock.

THERE ARE RISKS ASSOCIATED WITH OUR STOCK TRADING ON THE NASD OTC BULLETIN BOARD RATHER THAN A NATIONAL EXCHANGE. There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

-        Limited release of the market prices of our securities;
-        Limited news coverage of us;
-        Limited interest by investors in our securities;
-        Volatility of our stock price due to low trading volume;
- Increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
- Limited ability to issue additional securities or to secure additional financing.

THERE IS NO ASSURANCE THAT AN ACTIVE PUBLIC TRADING MARKET WILL DEVELOP. There has been an extremely limited public trading market for Whitewing's Common Stock. There can be no assurances that a public trading market for the Common Stock will develop or that a public trading market, if developed, will be sustained. If for any reason a public trading market does not develop, purchasers of the shares of Common Stock may have difficulty in selling their securities should they desire to do so.

"PENNY STOCK" REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON THE MARKETABILITY OF OUR SECURITIES. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. Our Common Stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a "penny stock", unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the "penny stock" market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the "penny stock" held in the account and information on the limited market in "penny stocks". Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of Common Stock to sell such securities.


Item 2.  Description of Property.

Facilities:
-----------

         1. Ridgefield, New Jersey - Leased - Approximately 15,000 square foot space with 5 loading docks, this is Whitewing's most extensive processing facility. It processes oil filters, re-manufactures antifreeze and assembles products. The facility also acts as a distribution point for Whitewing products and as a regional trucking terminal.

         2. Ridgefield, New Jersey - Leased - Approximately 5,500 square foot office space houses Whitewing's main executive and administrative offices.

         3. Middleboro, Massachusetts - Leased - Approximately 3,500 square foot space used for trucking and oil filter processing.

         4. Harrisburg, Pennsylvania - Leased - Approximately 6,000 square foot space used for product assembly, drum maintenance, and as a regional trucking terminal.

         5. Follensbee, West Virginia - Leased - Approximately 2,000 square foot space used for a regional trucking terminal, currently not in operation.

         6. Meriden, Connecticut - Leased - Approximately 1,000 square foot space used for a laboratory for testing various waste.

         7. Wallingford, Connecticut - Leased - Approximately 2,300 square foot space used for offices for the Connecticut operations, trucking, storage space, and truck maintenance garage.

         8. Foxborough, Massachusetts - Leased by ARS, a 50% owned subsidiary - Approximately 2,400 square foot space used for offices for ARS operations and a garage for storage of certain spill clean up/absorbent products.

         9. Watertown, New York - Owned by ARS, a 50% owned subsidiary - 31,256 square foot building on 6.76 acres used for manufacturing and converting absorbent products. Subject to a mortgage in the amount of $635,403.

         10. Etters, Pennsylvania - Owned - Approximately total of 17,300 square foot for 2 buildings on 5.87 acres previously used as a trucking terminal; property currently under contract for sale, closing anticipated to occur in the second quarter of 2003.

         Whitewing owns or leases thirty-two vehicles consisting of twenty-two box trucks, five vacuum trucks, three pump trucks, a tractor, and a tank trailer.

Item 3.  Legal Proceedings.

         At the date of this report, Whitewing is not engaged in any material litigation and/or regulatory actions.

         Whitewing may be involved in litigation and regulatory proceedings as part of its normal business.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.



                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Recent Market Prices

  Market for the Shares:
  ----------------------

         Whitewing's common stock quoted on the OTC Bulletin Board under the trading symbol of "WWLI". The high and low bid quotations for Whitewing's common stock each quarter for the past two fiscal years and the three quarters ended September 30, 2002:


     Common Stock                          2001             2002             2003
                                      High      Low     High     Low     High    Low
                                      ----      ---     ----     ---     ----    ---
First Quarter ended March 31,        $0.15     $0.09   $0.38     $0.15   $0.28   $0.15
Second Quarter ended June 30,        $0.15     $0.08   $0.76     $0.32
Third Quarter ended September 30,    $0.14     $0.09   $0.45     $0.17
Fourth Quarter ended December 31,    $0.28     $0.06   $0.21     $0.17

     Warrants

First Quarter ended March 31,        $0.001    $0.001    N/A       N/A    N/A     N/A
Second Quarter ended June 30,        $0.001    $0.001    N/A       N/A
Third Quarter ended September 30,    $0.005    $0.005    N/A       N/A
Fourth Quarter ended December 31,    $0.002    $0.001    N/A       N/A


         On April 11, 2003, the closing bid and asked quotations for the Common Stock, as reported on the OTCBB, were $ 0.12 and $0.15, respectively, per share.

         These quotations are inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

Number of stockholders:
------------------------

         At the date of this prospectus, Whitewing has approximately 100 stockholders, based upon information provided by its transfer agent, Depository Trust Company, reports and internal records.

Dividends:
----------

         Whitewing can legally pay dividends on its common stock only out of current and retained earnings and surplus. The board of directors has the exclusive authority and discretion to declare dividends. Whitewing has not declared or paid any dividends and does not expect to pay any in the foreseeable future. The board is expected to consider earnings, capital requirements and financial condition, as well as other factors, which the board believes are relevant, before it approves any dividends.


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

         Whitewing is authorized to issue up to 100,000,000 shares of Common Stock, $.001 par value, and 500,000 shares of preferred stock, $.001 par value. As of December 31, 2002, there were 101 holders of record of shares of Whitewing's common stock. There were no holders of record of Warrants, including shares and Warrants held in "street" or "nominee" names for an undetermined number of beneficial holders. No shares of preferred stock were outstanding as of the date of the filing.

         Holders of Whitewing's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders, and there is no cumulative voting for the election of directors to Whitewing's classified Board of Directors. Holders of Whitewing's common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of Whitewing, the holders of Whitewing's common stock will be entitled to share ratably in all assets of Whitewing which are legally available for distribution, after payment of all debts and other liabilities. Holders of Whitewing's common stock have no preemptive, subscription, redemption or conversion rights.

         Shares of the Whitewing's preferred stock, none of which are outstanding, may be issued from time to time in one or more series as may be determined by the Board of Directors. The voting powers and preferences, the relative rights of each series, and the qualifications, limitations and restrictions thereof may be established by the Board of Directors without any further vote or action by Whitewing's stockholders, except that no holder of Preferred Stock will have preemptive rights. Issuance of shares of Whitewing's preferred stock may have the effect of delaying, deferring or preventing a change in control of Whitewing. Whitewing has no present plan to issue any shares of its preferred stock in the foreseeable future.

         U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204-2991, is the Transfer Agent and Registrar for the Common Stock.

Shares Eligible for Future Sale

         At December 31, 2002 there were 34,211,443 shares of Whitewing's common stock issued and outstanding of which 30,874,500 have not been registered under Securities Act of 1933, subject to Rule 144 restriction, as amended (the Securities Act"). In May 2002, TRS received $800,000 ($722,067 net of costs) in a private placement by issuing 3,200,000 shares of TRS common stock. On May 3, 2002, TRS signed and executed a stock for stock exchange agreement (the "Agreement") with Whitewing. In connection with the Agreement, all of the outstanding shares of TRS (1,400,000 shares) were exchanged for 28,000,000 shares of Whitewing's common stock and Whitewing agreed to register 4,850,000 of those shares. Sales of substantial amounts of these shares, or even the potential for such sales, could have an adverse effect on any market price for shares of Whitewing's common stock that could develop, and could impair Whitewing's ability to raise capital through the sale of its equity securities.


Rights to Acquire Shares

         None.


Dividend Policy

         Whitewing has never paid any cash dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, Whitewing intends to apply any earnings to the development and expansion of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Report on Form 10-QSB contains forward-looking statements by Whitewing Environmental Corp. ("Whitewing") or ("The Company") concerning its expectations about its financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions identify forward-looking statements. These forward-looking statements may include statements about, for example, the issuance of shares, the continued growth and success of the business, the ability to further develop and achieve commercial success for Whitewing's business strategy. These statements are based on managements' current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include the risks described under "Risk Factors" below and in Whitewing's other filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to Whitewing as of the date of this document, and Whitewing assumes no obligation to update these cautionary statements or any forward-looking statements.

OVERVIEW

         On May 3, 2002 Total Recycling Services, Inc. ("TRS") completed a private placement where it raised net proceeds of $722,067 in equity and as a result of the private placement, $425,000 of loans payable were converted into equity. Also, on May 3, 2002, TRS signed and executed a stock for stock exchange agreement (the "Agreement") with Whitewing Environmental Corp. In connection with the Agreement, Whitewing issued 28 million shares to the TRS stockholders in exchange for all of the outstanding shares of TRS, 1.4 million shares. On October 1, 2001 TRS granted an option to purchase 4,500,000 shares of common stock at an exercise price of $.0005 in consideration for investment services and strategic business planning. In conjunction with the closings of the private placement and Whitewing, the option was earned and exercised. Because the former TRS stockholders own approximately 80% of the merged company after the completion of the merger, TRS is considered to be the accounting acquirer in the transaction. The transaction was accounted for as a recapitalization of TRS because Whitewing, the Registrant, had no ongoing business and as a result the Registrant's business is now one that services and sells products to the motor vehicle repair industry. Services include the collection of recyclable materials and products include antifreeze, waste oil and industrial absorbents.

         The consolidated financial statement information that accompanies this report reflects the historical financial information of the predecessor entity, prior to May 3, 2002, Total Recycling Services, Inc. and its Subsidiaries and the consolidated results of operations of the Company subsequent to the recapitalization.

         Whitewing began operations in 1992, in the business of collecting and recycling used automotive oil filters. After establishing a foothold in the industry, Whitewing began to acquire small, strategically located businesses and developed technologies to expand the services offered to its customers. Today, Whitewing is a leader in recovery and recycling of used oil filters, used antifreeze and provides related services; principally parts washer and brake washer sink rentals along with absorbent supplies in the retail and fleet automotive service and repair industry. Currently Whitewing has a presence in a sixteen state area, with an active customer base of approximately 6,800. Beginning in January 2002, Whitewing began collecting and selling used oil.

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

REVENUES:

WHITEWING EARNS REVENUES FROM:

         OIL FILTER PROCESSING - Whitewing collects used oil filters from its customers in company-owned 55-gallon steel drums. At Whitewing's processing facilities, the filters are put through a process that removes the oil from the filters. In the process, Whitewing recovers used oil and filter material (steel and filter elements). The oil is added to Whitewing's used oil stream to be sent to used oil customers. The recovered steel and filter elements are sold to mills for recycling into new steel.

         USED ANTIFREEZE RECYCLING - Whitewing collects used automotive antifreeze from its customers and uses a proprietary reverse osmosis system that cleans the used material to a level of purity that allows it to be sold as fresh antifreeze, but at a cost savings. As most motor vehicle repair facilities dispose of used antifreeze as a waste, Whitewing believes the market potential for cleaning and reprocessing used antifreeze is substantial and has significant growth and profit potential. Whitewing sells its recycled antifreeze under the brand names of "Total Cool", "T-Dex" and "Toycool", the latter two being a long-life antifreeze.

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

         OIL-WATER SEPARATOR SERVICE - Whitewing services in-ground settling tanks that vehicle repair facilities often use to collect and separate oil and sludge from floor drain water prior to release of the water to the sewer line. Periodically these units need to be serviced by a vacuum truck to empty them of oil and sludge. Depending on the location of the site, Whitewing either uses its own equipment to perform the service or subcontracts this service through properly licensed subcontractors.

         ENVIRONMENTAL PRODUCTS - Whitewing markets several products, including its patented "Drain Mate" super funnel and its "Extractor Pro" liquid extractors. These products are used by the waste recycling industry to collect liquids for recycling or proper disposal. Currently, Whitewing assembles these products at its New Jersey facility from subcontractor-manufactured components.

         ABSORBENT SUPPLY AND RECYCLING - Whitewing distributes a full line of absorbents, including absorbent pads, loose material (including a private labeled absorbent product called "TotalSorb"), and booms and pillows that are used for emergency spill response, as well as for regular maintenance cleaning. Advanced Recovery Solutions, Inc. (ARS), a company owned 50% by Whitewing, also produces many of these products. (On February 26, 2003, the Company signed a Stock Purchase Agreement with the shareholders of ARS to purchase the remaining 50%, for 2,000,000 shares of the Company's common stock and $250,000). Whitewing charges customers a fee to collect and dispose of the used absorbents, which are burned as fuel at a waste to energy co-generation facility either directly or after first being used to solidify sludge.

THE FOLLOWING IS THE RESULTS OF OPERATIONS FOR THE THREE AND TWELVE MONTHS ENDED DECEMBER 31, 2002 AS COMPARED TO THE THREE AND TWELVE MONTHS ENDED DECEMBER 31, 2001.


REVENUES:

         A comparison of revenues for the three and twelve months ended December 31, 2001 and 2002 is presented below.

                                   2001             2002           Change
                                 --------         --------         ------
Twelve-months ended:
         Net revenues           3,584,004         5,189,481          45%

                                   2001             2002            Change
                                 --------         --------          ------
Three-months ended:
         Net revenues             951,625         1,422,572           49%


         The growth in revenue for the three and twelve months ended December 31, 2002 was generated primarily from the addition of waste oil and related services through the operating and asset purchase agreements with CWO. The following reflects the major revenue line items approximate net increases/(decreases) for the three and twelve months ended December 31, 2002 as compared to December 31, 2001.

                                   Three Months Ended       Twelve Months Ended
                                    December 31, 2002        December 31, 2002
                                    -----------------        -----------------
Waste Oil Products and
 Related Services                         402,000               1,186,000
Oil Filter Service                          9,000                 159,000
Antifreeze Products                        65,000                 130,000
Parts Washer Service                       38,000                 188,000
Absorbent Sales                            (5,000)                 15,000
Rental Income                             (30,000)                (78,000)
Other Products and Services                (8,000)                  5,000

COST OF GOODS AND SERVICES SOLD:

         Cost of goods and services sold consist primarily of purchases and materials, items for resale, and direct labor and related costs and transportation costs associated with both of goods and services sold.

         A comparison of cost of goods and services sold for the three and twelve months ended December 31, 2001 and 2002 is presented below.

                                           2001             2002       Change
                                         --------         --------     ------
Twelve-months ended:
 Cost of goods and
services sold                           2,112,544       3,172,264        50%
 Percentage of revenues                        59%             61%

                                           2001             2002       Change
                                         --------         --------     ------
Three-months ended:
 Cost of goods and
services sold                             556,111         895,499        61%
 Percentage of revenues                       58%              63%

         For the three and twelve months ended December 31, 2002 cost of goods and services sold increased as a percentage of sales. This is primarily the result of increases in labor and related costs, fuel costs and costs of materials and products for resale. As costs have increased slightly, Whitewing had not increased its selling price in an effort to remain competitive within the industry. During the fourth quarter, Whitewing instituted price increases to selective customers and services in an effort to increase margins. Management has also increased its efforts to analyze route efficiency, which in turn will reduce labor, fuel and other trucking related costs. In addition, management has continued its efforts in directing its sales force to focus on cross-selling additional products and services to existing customers and adding new customers within the current truck routes. In an effort to assist the sales force in its crossing selling efforts, Whitewing has instituted a telemarketing program to existing customers while also focusing on areas where routing is inefficient. The results of the program have been positive.

         Management is continuing its efforts towards developing dispatching software, which includes GPS tracking systems installed on all delivery vehicles. This software will increase dispatching efficiency and provide an additional management tool for more precise forecasting and direction for telemarketing and the outside sales force. Management believes that the aforementioned will reduce cost of goods and services sold as a percentage of revenues. Management estimates this software will be fully operational during the third quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

         Selling, general and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, rent, insurance and other general corporate expenses.

         A comparison of selling, general and administrative expenses for the three and twelve months ended December 31, 2001 and 2002 is presented below.

                                      2001                2002         Change
                                    --------            --------       ------
Twelve-months ended:
       Selling, general and
       administrative expenses       1,452,947        4,112,916         183%
       Percentage of revenues               41%              79%

                                      2001                2002          Change
                                    --------            --------        ------
Three-months ended:
       Selling, general and
         administrative expenses       342,295          885,151         158%
       Percentage of revenues               36%              62%

         For the three and twelve months ended December 31, 2002, selling, and general and administrative expenses increased significantly. The consolidated expenses for the twelve months ended December 31, 2002 includes selling, general and administrative expenses related to the operating agreement and purchase transaction with CWO, these expenses were not incurred during the 2001 year. In conjunction with the private placement and the recapitalization of TRS an option to purchase 4,500,000 shares was exercised. The option was granted to the individuals who assisted TRS in fulfilling its plan to raise capital for expansion. The fair value of the option was $1,123,000. Since the transaction between Whitewing and TRS was a recapitalization of TRS, the fair value of the option was charged to operations. During 2001, TRS began to assemble the management infrastructure it believed was necessary to market itself to equity investors to fulfill its aggressive business plan of acquisitions and expansion. The infrastructure primarily included executive and middle management and additional sales persons. For the twelve months ended December 31, 2002, Whitewing continued to expand its management infrastructure and administrative personnel, support staff for the CWO operation and customer service and telemarketing staff. The increase in administrative payroll and related costs for the twelve months ended December 31, 2002 was approximately $657,000. Whitewing also incurred various significant costs i.e. internal labor and professional fees related to the Whitewing/TRS transaction and the private placement transaction, which were in excess of approximately $130,000. In addition, other costs increased as a percentage of sales over 2001, the most notably of these were the cost of insurance, professional fees and rents. For the twelve months ended December 31, 2002 insurance expense, professional fees and rents increased approximately $163,000, $245,000 and $99,000, respectively. The increase in insurance costs is a result of the insurance industry's rate increases that affected most corporate renewals, Whitewing's increase in staff, assets and revenues and the addition of Directors and Officers Insurance. The increase in professional fees is a result of operating in the public environment while rents increased primarily as a result of the operation agreements with CWO and the new administrative offices.

         In September of 2002, Whitewing relocated its administrative offices. In conjunction with the move, Whitewing modernized and increased the capacity of its computer network and telephone system. Whitewing will incur interest and deprecation expense as a result of this modernization. In the long term, management believes that the relocation of the offices and the upgrade in its computer system will increase efficiency and reduce general and administrative costs. In addition, it frees up space for expansion within manufacturing.

DEPRECIATION AND AMORTIZATION INCLUDING GOODWILL IMPAIRMENT:

         Depreciation consists of amounts relating to property and equipment while amortization consists of amounts relating to intangible assets. Intangible assets consist of goodwill, intellectual property, non-competition and other agreements and customer lists. Whitewing adopted SFAS No. 142 and beginning January 1, 2002 it no longer amortizes goodwill. Whitewing has performed the first step of its transitional impairment tests required by SFAS No. 142, which has resulted in a potential impairment charge. As of December 31, 2002, Whitewing was in the process of performing the second step of the impairment tests. It has been determined that there is impairment; the amount of the impairment charge is $85,390.

         A comparison of depreciation and amortization expense for the three and twelve months ended December 31, 2001 and 2002 is presented below.


                                            2001             2002       Change
                                          --------         --------     ------
Twelve-months ended:
         Depreciation and amortization
          including goodwill impairment   195,761           356,031         82%
         Percentage of revenues                 5%                7%

                                            2001             2002       Change
                                          --------         --------     ------
Three-months ended:
         Depreciation and amortization     49,587           175,796        255%
         Percentage of revenues                 5%               12%

         As noted above, Whitewing ceased amortizing goodwill effective January 1, 2002. The following are the amounts assuming goodwill had not been amortized prior to January 1, 2002.

                                            2001             2002       Change
                                          --------         --------     ------
Twelve-months ended:
         Depreciation and amortization
          including goodwill impairment   195,761           356,031
Less: Goodwill amortization                (6,463)             -
Less: Goodwill write-down                    -              (85,390)
                                          -------           --------

         As adjusted for goodwill
         amortization                     181,298           270,641        149%

         Percentage of revenues                 5%                5%

                                            2001             2002       Change
                                          --------         --------     ------
Three-months ended:
         Depreciation and amortization     49,587           175,796
Less: Goodwill amortization                (1,616)             -
Less: Goodwill write-down                    -              (85,390)
                                          -------           --------

         As adjusted for goodwill
         amortization                      47,971            90,406        88%

         Percentage of revenues                 5%                6%

         Depreciation and amortization expense is relatively consistent for the periods reported. While conducting business under the CWO operating agreement the assets of CWO were only operated and maintained by Whitewing, and therefore Whitewing did not incur depreciation nor amortization expense on the CWO property and equipment. Beginning on September 17, 2002, the closing date with CWO, Whitewing began to incur depreciation and amortization expense. In September of 2002, Whitewing relocated its administrative offices and purchased property and equipment in conjunction with this relocation i.e. leasehold improvement, computers and office furniture and equipment, the annual depreciation and amortization expenses from these purchases is approximately $33,000.

INTEREST:

         A comparison of interest expense for the three and twelve months ended December 31, 2001 and 2002 is presented below.

                                       2001          2002     Change
                                     --------      --------   ------
Twelve-months ended:
       Interest                      120,271       128,359       7%
       Percentage of revenues              3%            2%

                                       2001          2002     Change
                                     --------      --------   ------
Three-months ended:
       Interest                       41,847        56,822      36%
       Percentage of revenues              4%            4%

         Interest expense has decreased both as a percentage of revenues. The decrease is a result of a few factors. The first is a function of the revenue generated as a result of the CWO operating agreement, under this agreement Whitewing did not incur interest expense on the assets used to generate the related revenue. Beginning on September 17, 2002, the closing date on the asset purchase with CWO, Whitewing began to incur interest expense on the assets purchased under the agreement. Secondly, as part of the private placement certain convertible loans in the amount of $425,000 were converted into common stock. April of 2002 was the last month interest was due on these notes. These notes carried an annual interest rate of 8%. The third is that Whitewing's primary bank debt is a function of the prime rate, which decreased from 9% in January 2001 to 4.25% in December 2002.

INCOME TAXES:

         Whitewing has not completed income tax filings for the year ended December 31, 2001 and December 31, 2002 and intends to take the steps required to complete the tax filings as soon as practicable.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION:

CASH AND CASH EQUIVALENTS:

         Cash and cash equivalents at December 31, 2002 was $-0- which is a decrease of $(12,657) from the cash and cash equivalent balance at December 31, 2001.

         Net cash used in operating activities for the twelve months ended December 31, 2002 was $755,789 this was primarily a result of Whitewing's net loss for the period.

         Net cash used in investing activities for the twelve months ended December 31, 2002 was $313,026. The net cash used was a culmination of various items, a description of which follows. Cash and short term investments of $228,322 were provided through the purchase of Whitewing and $42,596 was provided from the collections on the note receivable. Cash used in investing activities consisted of net loans to affiliates of $346,570, which was advanced to Advanced Recovery Solutions, Inc. ("ARS"). ARS used these advances primarily to close on the purchase of its factory, located in Watertown, NY. Proceeds from the sale of a truck amounted to $20,969. The balance of cash used in investing activities, $458,343, was for the purchases of property and equipment, $50,000 of which was the cash paid to CWO at closing.

         Net cash provided by financing activities for the twelve months ended December 31, 2002 was $1,056,158. The cash provided was primarily from the net cash received, $722,067, as a result of closing the private placement. The balance of $334,091 was primarily from the net activity of the proceeds from loans and repayments of loans and obligations under capital leases and due to affiliates.

LIQUIDITY AND CAPITAL RESOURCES:

         Certain conditions indicate Whitewing may be unable to continue as a going concern. At December 31, 2002 Whitewing had negative working capital of approximately $1,674,000, negative cash flows from operations of approximately $756,000. The accompanying financial statements do not include any adjustments that might be necessary should Whitewing be unable to continue as a going concern.

         Certain stockholders, who are board members, personally borrowed $500,000 from the bank (bearing an interest rate of the bank's prime rate plus 1.5%, but not less than 6.25%) which was provided to Whitewing on an as needed basis. The balance on December 31, 2002 was approximately $447,000. The loan from the bank will be due and payable on September 30, 2003.

         On September 30, 2002 Whitewing refinanced its existing bank loans with its lending institution. As of September 30, 2002 the refinancing reduced the current portion of Whitewing's bank debt by approximately $263,000. The new loans consist of a $320,000 mortgage on the commercial property located in Pennsylvania, a $110,000 term loan and a $1,250,000 revolving line of credit. The line of credit is subject to the availability of 80% of eligible receivables and 40% of eligible inventory. Management has listed for sale, the commercial property in Pennsylvania which is not used in operations. Whitewing anticipates selling the property for approximately $550,000. The proceeds from the sale will be used to repay the current mortgage with the balance of the proceeds applied to the stockholder loan secured through the bank. Further, management intends to raise funds for acquisitions and working capital needs necessary to sustain Whitewing through the next twelve months.

         Whitewing's executive management is currently focusing its efforts toward increasing sales and truck route density. Also, in July of 2002 Whitewing added a customer service person to its staff. The primary function of this individual is to increase Whitewing's knowledge of its customer's needs while adding additional services to the existing customer base. This also has proven to provide more qualified leads and direction for Whitewing's sales force. Whitewing, in September of 2002, added a telemarketing individual to its staff. The primary function of the telemarketing individual is to contact Whitewing's current customer base and expand the services and products currently provided. The results have been favorable; as a result, Whitewing is considering expansion of its customer service and telemarketing staff.

         During the first quarter of 2003, Whitewing issued promissory notes in the amount of $1,075,000. At the noteholders option, the principal and interest may be converted into the Company's common stock at $.15 per share. Interest may be paid in the form of the Company's common stock using a conversion rate of $.15 per share. In addition, for each dollar of the loan, the noteholders received a warrant to purchase two shares of the Company's common stock at $.15 per share. The warrants may be exercised between September 30, 2003 and September 30, 2006. The notes include anti-dilution provisions and have registration rights which require the Company to file Form SB-2 with the Securities and Exchange Commission as soon as practicable. The notes also have piggy back registration rights. The convertible notes and the warrants contain a beneficial conversion feature due to the per share conversion price of the notes and the exercise price of the warrants being below market on the date of issuance. The proceeds were used to complete the acquisition of ARS and to reduce outstanding accounts payables and liabilities.


WHITEWING HAS INCURRED LOSSES AND LOSSES MAY CONTINUE.

         Whitewing incurred net losses of approximately $281 thousand for the year ended December 31, 2001 and approximately $2.7 million for the twelve months ended December 31, 2002. Whitewing is likely to incur additional losses.

Selected Financial Data

Item 7.  Financial Statements.

         The financial statements and supplemental data required by this Item are filed as exhibits hereto, as listed in the Index to Financial Statements included under Item 13(c) of Part IV below, and are incorporated herein by this reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Change In Accountants:
-----------------------

         Effective May 16, 2002, the Board of Directors approved the dismissal of Moss Adams, LLP as Whitewing's independent accountants and the engagement of Weiser LLP as Whitewing's independent accountants. The movement of all operations of the business from California to New Jersey as a result of the Total Filter acquisition necessitated obtaining an accounting firm of close proximity to Whitewing's operations. The reports of Moss Adams, LLP on Whitewing's financial statements as of and for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During Whitewing's fiscal years ended December 31, 2001 and 2000 and in the interim period from January 1, 2002 through May 16, 2002 preceding the dismissal of Moss Adams, LLP there were no disagreements between Whitewing and Moss Adams, LLP concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moss Adams, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Moss Adams, LLP has furnished a letter addressed to the SEC stating that Moss Adams, LLP agrees with the above statements. A copy of this letter, dated May 21, 2002, is filed as Exhibit 16.1 to the report on Form 8-K filed under date of event of May 22, 2002.

         Whitewing did not consult with Weiser LLP during the fiscal years ended December 31, 2001 and 2000 on the application of accounting principles to a specified transaction; the type of opinion that might be rendered on Whitewing's financial statements; any accounting, auditing or financial reporting issue; or any item that was either the subject of a disagreement or a reportable event as defined in Item 304 of Regulation S-B.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The directors and executive officers of Whitewing are as follows:


                                                                       Director
Name                   Age      All positions with Whitewing           Since
----                   ---      ----------------------------           -----
Joseph Bianco           50      Chairman of the Board of Director      2002
Andrew V. Latham, Jr.   47      Director, President and                2002
                                   Chief Executive Officer
Norman Raben            72      Director, Executive Vice President,    2002
                                   and Secretary
Bruce Raben             49      Director                               2002
Barbara Kane-Burke      49      Vice President-Finance, Treasurer
                                   and Chief Financial Officer
Charles J. Stuto        39      Vice President-Finance, Treasurer
                                   and Chief Financial Officer
                                   (resigned 1/17/03)
Thomas A. Cattani       41      Vice President, Assistant Secretary      -
                                   and General Counsel
Frances M. Latham       47      Vice President-Administration            -
                                   and Asst. Secretary

         The board that resigned in connection with Whitewing's acquisition of Total Filter Recycling, Inc. has the right to appoint a board member but thus far has not taken action.

         The holders of Whitewing's common shares elect each director. Each outstanding common share has one vote. If the election is held at the annual meeting of stockholders, the vote required for election is a simple majority of the total votes cast for and withheld from voting for each director, assuming a quorum of at least one-half of all outstanding common shares is present in person or represented by proxy. If the election is by written consent instead of at an annual meeting, as permitted by Delaware corporation law, the vote required for election is a simple majority of the total outstanding common shares. Whitewing's Certificate of Incorporation currently provides for a Board of Directors divided into two classes of directors serving staggered terms, with one-half of the total number of authorized directors (currently five) to be elected annually to serve a two-year term. The current board of directors serves as a result of the Stock Exchange Agreement under which Whitewing acquired Total Filter on May 3, 2002. The term of office of Messrs. Bianco and Latham expires in 2004 and the term of office of Messrs. B. Raben, N. Raben, and a vacant seat expires in 2003.Directors are currently uncompensated Whitewing's board of directors elects or appoints its officers, as provided in the bylaws, subject to any employment agreements.

         Whitewing is authorized by Delaware corporation law and its bylaws to indemnify its directors and officers against damages, which qualify, in the opinion of the disinterested members of the board, for indemnification. Whitewing is authorized to purchase liability insurance to cover this indemnification. The Securities and Exchange Commission has informed Whitewing that it is against public policy for Whitewing to indemnify its directors and officers for liabilities arising under the Securities Act and that claims for indemnification for this type of liability is unenforceable.

         Whitewing's Board of Directors has established an audit committee comprised of two directors which are to meet periodically to consult with Whitewing's independent auditors concerning their engagement and audit plan, and concerning the auditor's report and management letter and, with the assistance of the independent auditors, to monitor the adequacy of Whitewing's internal accounting controls.

         Whitewing's Board of Directors previously established a compensation committee comprised of two outside directors. In June 2002, the committee was expanded to include all members of Whitewing's Board of Directors. In July 2002, the committee met to review and determine the compensation of Whitewing's executive officers and all employees, to begin development of Whitewing's Stock Option Plan, to adopt compensation policies and practices, and to nominate the individuals to be proposed by the Board of Directors for election as directors of Whitewing.

         Joseph Bianco is the Chairman of the Board and a Director. Mr. Bianco graduated from Yale Law School in 1975, where he was an editor of the Law Journal. Subsequently, he became associate Dean at Cardozo School of Law at Yeshiva University. During that period, he was author of two books and various scholarly articles. In 1982, Mr. Bianco left the academic world and bought Lotus Performance Cars, Inc., which was sold to General Motors in 1987. Mr. Bianco began at that time to invest for his own account, and in 1990, founded Alliance Entertainment Corp., of which he became Chief Executive Officer. In 1996, Mr. Bianco sold control of New York Stock Exchange listed Alliance, then the leading independent distributor of music in the world, and resumed his private investing activities.

         In 1997, an investor group led by Mr. Bianco bought the first of several magazine distributors which were consolidated into the Interlink Companies, of which Mr. Bianco was Chairman. Interlink, by then the leading distributor of magazines to booksellers and other retailers was sold in 2002 to the Source-Interlink companies. From 1997 to 2000 Mr. Bianco was also Chairman of Cognitive Arts, Inc., a leading creator of educational software, which was purchased from Northwestern University.

         Currently, Mr. Bianco serves on the Boards of several private and public companies, and two not-for-profit organizations.

         Andrew V. Latham, Jr. is a director and the President and Chief Executive Officer of Whitewing. In the 1970's and 1980's Mr. Latham, then a competitive motorcycle racer, was involved with and owned companies in the motorcycle and automotive industries. These enterprises helped enhance Mr. Latham's technical knowledge and skills, while also introducing him to the environmental and recycling needs of the motor vehicle repair industry. In 1990 he founded Environmental Management Products and in 1992 he founded Total Filter Recycling, Inc. Mr. Latham has been involved in all aspects of the business. He has drafted Whitewing's expansion and acquisition plans, developed the present infrastructure, managed Whitewing to its present position and is Whitewing's Chief Technology Officer. Whitewing plans to enter into an employment contract with Mr. Latham. He attended Farleigh Dickenson University, majoring in Mechanical Engineering. Mr. Latham is Frances Latham's husband.

         Norman Raben is a Director and the Executive Vice President and Secretary, of Whitewing. Until December 31, 2001, Mr. Raben was a Senior Vice President of the Source Interlink Companies, Inc., a NASDAQ listed company with annual revenues approaching $400 million. He acted as a consultant to Source Interlink until May 31, 2002. In early 1999, Mr. Raben and a group of investors, which included Joseph Bianco and Bruce Raben, acquired a magazine distribution company named Deyco, Inc, which they used as a vehicle to acquire International Periodical Distributors, Inc. in early 2001. These two entities were renamed The InterLink Companies and they jointly consolidated a significant portion of the magazine distribution market prior to their sale to The Source Information Management Company, since renamed Source InterLink Companies, Inc.. Mr. Raben has over twenty-five years experience in magazine publishing, printing, direct marketing and distribution. He attended George Washington University. Whitewing expects to enter into an employment agreement with Mr. Raben. Mr. Raben is Bruce Raben's father.

         Barbara Kane-Burke is Whitewing's Vice President - Finance, Treasurer and Chief Financial officer. She was Controller for a business unit of Clariant Corporation. Ms. Kane-Burke is responsible for all of Whitewing's accounting, tax compliance, financial aspects of acquisition planning, establishing and maintaining of banking relationships, and all other financial and treasury functions. Ms. Kane-Burke earned an MBA in Accounting and Taxation from Fairleigh Dickinson University and a B.A. in Education from East Stroudsburg University

         Charles J. Stuto was Whitewing's Vice President-Finance, Treasurer, and Chief Financial Officer until his resignation in January, 2003. Before joining Whitewing in early 2001 he was in private practice, specializing in private small to mid-sized companies. In 2001, Mr. Stuto sold his interest in his firm Vogel & Stuto, PA, and joined Total Filter. Mr. Stuto is a licensed CPA in the states of New Jersey and New York and is the holder of a NASD Series 6 license. Mr. Stuto was responsible for all of Whitewing's accounting, tax compliance, financial aspects of acquisition planning, establishing and maintaining of banking relationships, and all other financial and treasury functions. Mr. Stuto earned a BS degree in accounting from Rowan University in New Jersey. Mr. Stuto has been retained as a consultant to assist with financial matters.

         Bruce Raben is a Director of Whitewing. Mr. Raben is a managing director of CIBC World Markets. Prior to joining CIBC-World Markets in 1996, he was a founder, Managing Director and co-head of the Corporate Finance Department of Jefferies & Co. Mr. Raben has served as a Director of various public and private companies, and currently serves on the Boards of Evercom, Inc., Fresh Direct, helloNetwork.com Inc. and Equity Marketing, Inc. Mr. Raben is an investor in many private companies and, until May 2002, was Co-Chairman and a member of the Board of Directors of The InterLink Companies, Inc. He earned an MBA degree from the Columbia Business School and an AB from Vassar College. Mr. Raben is Norman Raben's son.

         Thomas A. Cattani, Esq. is Whitewing's Vice President, Asst. Secretary, and General Counsel. Mr. Cattani was in private practice as a sole practitioner from April 1994 until July 2000, at which time he joined Whitewing. In private practice, Mr. Cattani concentrated on the legal needs of small and medium sized businesses. Mr. Cattani is licensed to practice before all courts in the State of New Jersey, United States District Court, and the United States Tax Court. He prepares the majority of the Whitewing's contracts and retains and manages the relationships with outside counsel, as required. He is responsible for all regulatory compliance (both facilities and transportation), licensing, permitting and all legal matters including acquisitions, contracts, collections and corporate formalities. He also supervises the Human Resources Department. Mr. Cattani earned a J.D. Degree from Rutgers University School of Law in 1988. He was the recipient of a Tax Honors Certificate.

         Frances M. Latham is Whitewing's Vice President-Administration and Asst. Secretary. After a fifteen-year career in the retail food industry and with American Truck & Trailer Company, where she served as the controller, Ms. Latham joined Total Filter. Since 1992, she has served as the Director of Business Administration of Total Filter. She is the wife of Mr. Latham. Ms. Latham attended Farleigh Dickenson University with a major in Environmental Science/Biology.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, except that Form 3s filed by Andrew V. Latham, Jr., Charles Stuto, Norman Raben, Bruce Raben, Jack Licata, Anthony Delconte and Joseph Bianco were not timely filed. Corrective filings have since been made.

Item 10.  Executive Compensation.

    The following table summarizes the annual compensation paid by Whitewing during fiscal years ended December 31, 2000, 2001 and 2002 to the President and Chief Executive Officers of Whitewing. One other executive officer of Whitewing received an annual salary and bonus exceeding $100,000 during the year ended December 31, 2002 and is listed below.

                              Annual Compensation        Long Term Compensation
---------------------  -------------------------------  ------------------------
Name &                                       Other                      Stock
Principal              Fiscal   Salary &     Annual      Restricted    Options
Position               Year     Bonuses   Compensation     Award       Grants
--------               ------   -------   ------------  -----------  -----------

Cynthia Kolke          2000      88,500    28,998*          -0-         -0-
 (Chief Executive      2001      90,000     2,331*          -0-         -0-
  Officer) 2002 None


Andrew T. Libby, Jr.   2000        None       -0-           -0-         -0-
(Chief Executive       2001        None       -0-           -0-         -0-
  Officer) 2002 None


Andrew V. Latham, Jr.  2000       78,804      -0-           -0-         -0-
(Chief Executive       2001       69,231      -0-           -0-         -0-
  Officer)             2002      134,034      -0-           -0-         -0-

Norman Raben           2000         None      -0-           -0-         -0-
(Executive Vice-       2001         None      -0-           -0-         -0-
  President/Secretary  2002      133,235      -0-           -0-         -0-


*Includes payments of $ 28,998 in 2000 and $2,331 in 2001 of accrued vacation.

         Whitewing leased and paid the insurance on an automobile on Ms. Kolke's behalf at a cost of $5,798 in 2001. There are no further obligations under this lease as Ms. Kolke resigned as President on November 28, 2001. Whitewing leased and paid the insurance on an automobile on Mr. Latham's behalf at a cost of $8,245, $8,245, and $7,724 in 2000, 2001 and 2002, respectively.

         Ms. Kolke served as Whitewing's chief executive officer until November 30, 2001. Mr. Libby served as Whitewing's chief executive officer from November 30, 2001 to May 3, 2002. Mr. Latham has served as the chief executive officer of Total Filter beginning at inception in 1992 and became the chief executive officer of Whitewing on May 3, 2002 as a result of Whitewing's acquisition of Total Filter. None of the named officers have received restricted stock awards, LTIP payouts, or other long term compensation.

         During the fiscal year ended December 31, 2002, neither Whitewing's Chief Executive Officer nor the other named executive officers exercised any options.

         There were no options/SARS granted during the last fiscal year to Whitewing's named executive officers.


Limitation of Directors' and Officers' Liability and Indemnification

         Whitewing's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a Delaware corporation will not be personally liable for monetary damages for breach of the fiduciary duties as directors except for liability as a result of their duty of loyalty to the company for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, unlawful payments of dividends or stock transactions, unauthorized distributions of assets, loan of corporate assets to an officer or director, unauthorized purchase of shares, commencing business before obtaining minimum capital, or any transaction from which a director derived an improper benefit. Such limitations do not affect the availability of equitable remedies such as injunctive relief or rescission. In addition, Whitewing's Bylaws provide that Whitewing must indemnify its officers and directors, and may indemnify its employees and other agents, to the fullest extent permitted by Delaware law. At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent of Whitewing where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling Whitewing pursuant to the foregoing provisions, Whitewing has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information known to Whitewing regarding beneficial ownership of Whitewing's common stock by:

o        Whitewing's directors and officers, individually;
o        Whitewing's directors and officers, as a group; and
o Other persons who own more than five percent of Whitewing's common stock.

         Whitewing believes the named persons have sole investment and voting power over the shares.


Name                                        Number of Shares     Percentage
----                                        ----------------     ----------
Joseph Bianco                                  3,350,000            9.55
Andrew V. Latham, Jr.                         11,000,000           31.37
Norman Raben                                     950,000            2.71
Charles J. Stuto                                 150,000            0.43
Bruce Raben                                    3,150,000            8.98
Thomas A. Cattani                                      -               -
Frances M. Latham *                                    -               -
Jack Licata                                      300,000            0.86
Total shares owned by
Management (8 persons)                        18,900,000           54.00


* Frances Latham is the spouse of Andrew Latham. All shares listed for Andrew Latham are jointly held by Frances Latham.

         On February 7, 2002, Cynthia Kolke, a former Director and President of the Company, exercised stock options for the purchase of 210,000 shares of common stock.

         On March 1, 2002, options for 30,000 shares of common stock issued to William Fox, a former Director of Whitewing expired unexercised.

         There were no equity securities issued with respect to compensation plans by Whitewing.


Item 12.  Certain Relationship and Related Transactions

         On October 1, 2001, Total Recycling Services, Inc. ("TRS") granted an option to purchase 4.5 million shares of Common Stock at an exercise price of $.01 per share to Joseph Bianco and Bruce Raben, commencing in 2002, Chairman of the Board and Director of Whitewing, respectively. At the date of grant, neither Joseph Bianco nor Bruce Raben were directors or officers of Whitewing or TRS. The options were granted in consideration of their locating a public company resulting in an effective merger. On May 3, 2002, in conjunction with the closing of the purchase of Whitewing, the option was exercised and 4.5 million shares of Common Stock were issued.

         On July 31, 2002, Whitewing and a shareholder, Andrew V. Latham, Jr. guaranteed a promissory note between ARS and a lender in the amount of $641,250. Whitewing unconditionally guarantees payment of all amounts owing under the note. The guarantee remains in effect until the note is paid in full.

Item 13.  Exhibits and Reports on Form 8-K.

    (a) Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:
            3.1   Certificate of Incorporation*
            3.2   Bylaws*
            3.3   Reincorporation Agreement*
           99.1 Certications of Chief Executive Officer and Chief Financial Officer


* Incorporated by reference from Whitewing's Registration Statement on Form S-1 (33-97156) which became effective under the Securities Act of 1933, as amended, on February 9, 1996.

    (b)   Reports on Form 8-K

                  None


ITEM 14.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, Whitewing carried out an evaluation, under the supervision and with the participation of Whitewing's management, including Whitewing's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Whitewing's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, Whitewing's Chief Executive Officer and Chief Financial Officer concluded that Whitewing's disclosure controls and procedures are effective in enabling Whitewing to record, process, summarize and report information required to be included in Whitewing's periodic SEC filings within the required time period.

         There have been no significant changes in Whitewing's internal controls or in other factors that could significantly affect internal controls subsequent to the date Whitewing carried out its evaluation.

                                                               Page
                                                               ----

Independent Auditor's Report                                    F-1

Balance Sheet as of December 31, 2002                           F-2

Statements of Operations for the years ended
   December 31, 2001 and 2002                                   F-3

Statements of Shareholders' Equity for the years ended
   December 31, 2001 and 2002                                   F-4

Statements of Cash Flows for the years ended
   December 31, 2001 and 2002                                   F-5

Notes to Financial Statements                                   F-7 - F-25

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Whitewing Environmental Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Whitewing Environmental Corp. and Subsidiaries (the "Company") (name changed from Whitewing Labs, Inc. on May 14, 2002) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitewing Environmental Corp. and Subsidiaries (formerly Whitewing Labs, Inc.) as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations, a net working capital deficiency including a cash overdraft, and an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


                                   Weiser LLP


New York, N.Y.
March 21, 2003, except for the fifth paragraph of Note 3, which is as of April 8, 2003

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                         (FORMERLY WHITEWING LABS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                     ASSETS


Current assets:
    Accounts receivable, net of allowance for
      doubtful accounts of $73,000                               $      657,057
    Inventory                                                           204,933
    Note receivable, current portion                                     66,611
    Prepaid expenses                                                    104,562
                                                                 ---------------
           Total current assets                                       1,033,163
                                                                 ---------------

Property and equipment, net                                           1,624,398
                                                                 ---------------

Assets held for sale                                                    321,088
                                                                 ---------------

Other assets:
    Intangible assets, net                                              585,861
    Note receivable, net of current portion                              70,020
    Due from affiliate                                                  384,902
    Other assets                                                        125,117
                                                                 ---------------
           Total other assets                                         1,165,900
                                                                 ---------------
           Total assets                                          $    4,144,549
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Cash overdraft                                               $      114,668
    Line of credit                                                      474,597
    Current maturities of bank loan and mortgage                         35,703
    Current maturities of obligations
      under capital leases                                              110,688
    Loans payable - related parties                                     567,003
    Current maturities of loans payable                                 151,800
    Accounts payable and accrued expenses                             1,188,025
    Due to affiliate                                                     27,185
    Deferred revenue                                                     37,295
                                                                 ---------------
           Total current liabilities                                  2,706,964

Bank loan and mortgage, net of current maturities                       389,248
Obligations under capital leases, net of current maturities             201,830
Loans payable, net of current maturities                                297,941
                                                                 ---------------
           Total liabilities                                          3,595,983
                                                                 ---------------
Commitment and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value,
      10% cumulative, 500,000 shares authorized,
        no shares issued and outstanding
    Common stock, $.001 par, 100,000,000 shares authorized,
      34,211,443 shares issued and outstanding                           34,211
    Additional paid-in capital                                        3,675,446
    Accumulated deficit                                              (3,161,091)
                                                                 ---------------
           Total stockholders' equity                                   548,566
                                                                 ---------------
           Total liabilities and stockholders' equity            $    4,144,549
                                                                 ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                         (FORMERLY WHITEWING LABS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     For The Years Ended
                                              --------------------------------
                                              December 31,       December 31,
                                                  2001               2002
                                              -------------      -------------

Service revenue                               $  2,261,932       $  3,350,821
Product sales                                    1,215,966          1,810,673
Rental income                                      106,106             27,987
                                              -------------      -------------
                                                 3,584,004          5,189,481

Cost of goods and services sold                  2,112,544          3,172,264
                                              -------------      -------------

Gross profit                                     1,471,460          2,017,217
                                              -------------      -------------

Operating expenses:
    Selling, general and administrative expenses
       (excluding non-cash compensation)         1,452,947          2,989,916
    Non-cash compensation                               --          1,123,000
                                              -------------      -------------
       Total selling, general and
          administrative expenses                1,452,947          4,112,916

    Bad debt expense                                 3,799             37,974
    Goodwill impairment                                 --             85,390
    Depreciation and amortization                  195,761            270,641
                                              -------------      -------------
                                                 1,652,507          4,506,921
                                              -------------      -------------

Operating loss                                    (181,047)        (2,489,704)
                                              -------------      -------------

Other income (expense):
    Other income                                     3,253              2,917
    Interest expense                              (120,271)          (128,359)
    Equity in income (loss) of affiliate            17,043            (44,519)
                                              -------------      -------------
                                                   (99,975)          (169,961)
                                              -------------      -------------

Net loss                                      $   (281,022)      $ (2,659,665)
                                              =============      =============

Basic/diluted loss per share                  $       (.02)      $       (.09)

Weighted average shares outstanding             17,600,000         28,630,684


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.
     THE ABOVE STATEMENT GIVES RETROACTIVE EFFECT TO THE RECAPITALIZATION ON
                                  MAY 3, 2002.


                                     WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                             (FORMERLY WHITEWING LABS, INC.)
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002


                                            Common Stock       Additional                            Treasury Stock        Total
                                       ----------------------    Paid-    Accumulated   Unearned    ----------------   Stockholders'
                                          Shares      Amount  in Capital     Deficit  Compensation   Shares    Amount     Equity
                                       ------------ --------- ----------- ------------ ---------- ----------- --------- ------------
Balance, January 1, 2001                17,600,000  $ 17,600  $  788,627  $  (220,404)        --     200,000  $(12,000) $   573,823

Net loss                                        --        --          --     (281,022)        --          --        --     (281,022)
                                       ------------ --------- ----------- ------------ ---------- ----------- --------- ------------

Balance, December 31, 2001              17,600,000    17,600     788,627     (501,426)        --     200,000   (12,000)     292,801

Common stock issued for services           200,000       200       6,363           --         --          --        --        6,563

Common stock issued for future services  1,000,000     1,000     249,000           --  $(250,000)         --        --           --

Rescission of common stock issued for
    future services                     (1,000,000)   (1,000)   (240,450)          --    241,450          --        --           --

Common stock to be distributed for
    non-compete agreement                  150,000       150      32,850           --         --          --        --       33,000

Common stock sold for cash               3,200,000     3,200     718,867           --         --          --        --      722,067

Option granted to two individuals               --        --   1,123,000           --         --          --         --   1,123,000

Exercise of options                      4,500,000     4,500      (2,250)          --         --          --        --        2,250

Conversion of loans payable to common
    stock                                1,700,000     1,700     423,300           --         --          --        --      425,000

Recapitalization                         6,861,443     6,861     576,139           --         --    (200,000)   12,000      595,000

Recognition of compensation expense             --        --          --           --      8,550          --        --        8,550

Net loss                                        --        --          --   (2,659,665)        --          --        --   (2,659,665)
                                       ------------ --------- ----------- ------------ ---------- ----------- --------- ------------
Balance, December 31, 2002              34,211,443  $ 34,211  $3,675,446  $(3,161,091) $      --  $       --  $     --  $   548,566
                                       ============ ========= =========== ============ ========== =========== ========= ============

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


                           WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                   (FORMERLY WHITEWING LABS, INC.)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For The Years Ended
                                                                 -----------------------------
                                                                 December 31,     December 31,
                                                                     2001             2002
                                                                 ------------     ------------
Cash flows from operating activities:
    Net loss                                                     $  (281,022)     $(2,659,665)
    Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
        Depreciation and amortization                                195,761          270,641
        Bad debt expense                                               3,799           37,974
        Equity in (income) loss of affiliate                         (17,043)          44,519
        Impairment of goodwill                                            --           85,390
        Non-cash compensation                                             --        1,138,113
        Gain on sale of equipment                                     (1,692)          (2,917)
        Changes in assets and liabilities, net of effects of
          purchase of net assets:
             (Increase) decrease in operating assets:
               Accounts receivable                                    (9,578)        (255,943)
               Inventory                                             (62,851)          10,771
               Prepaid expenses                                        2,958          (42,208)
               Other current assets                                   (6,224)          21,301
               Other assets                                          (22,158)         (48,626)
             Increase (decrease) in operating liabilities:
               Accounts payable and accrued expenses                 233,846          657,036
               Deferred revenue                                       23,233            2,825
               Security deposit                                                       (15,000)
                                                                 ------------     ------------
Net cash provided by (used in) operating activities                   59,029         (755,789)
                                                                 ------------     ------------

Cash flows from investing activities:
    Collections on note receivable                                        --           42,596
    Proceeds from sale of short term investments                          --          200,000
    Cash acquired in recapitalization                                     --          228,322
    Repayments of due from affiliate                                      --          226,254
    Advances to affiliate                                                 --         (572,824)
    Proceeds from sale of equipment                                       --           20,969
    Purchase of stock in affiliate                                    (5,000)              --
    Investment in affiliate                                          (50,000)              --
    Payments for purchase of net assets                                   --          (50,000)
    Net cash acquired from purchase of subsidiary                    (60,808)              --
    Purchase of property and equipment                              (231,147)        (408,343)
                                                                 ------------     ------------
Net cash used in investing activities                               (346,955)        (313,026)
                                                                 ------------     ------------

                                           (CONTINUED)


                           WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                   (FORMERLY WHITEWING LABS, INC.)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For The Years Ended
                                                                ------------------------------
                                                                December 31,     December 31,
                                                                    2001             2002
                                                                ------------     -------------
Cash flows from financing activities
    Increase in cash overdraft                                           --           114,667
    Net proceeds from sales of common stock                              --           722,067
    Proceeds from (payments on) line of credit, net                 150,000           (25,403)
    Proceeds from bank loan and mortgage                                              151,500
    Repayments of bank loan and mortgage                                 --            (5,049)
    Proceeds from convertible loans payable                          25,000                --
    Principal payments of obligations under capital leases         (105,434)         (145,757)
    Proceeds from loans payable - related parties                    52,464           467,031
    Principal payments on loans payable - related parties           (14,899)         (148,694)
    Proceeds from loans payable                                      94,000                --
    Principal payments on loans payable                            (142,937)         (103,639)
    Proceeds from due to affiliate                                        --          116,750
    Repayments of due to affiliate                                        --          (89,565)
    Proceeds from exercise of stock options                              --             2,250
                                                                ------------     -------------

Net cash provided by financing activities                            58,194         1,056,158
                                                                ------------     -------------

Net decrease in cash and cash equivalents                          (229,732)          (12,657)
Cash and cash equivalents - beginning of year                       242,389            12,657
                                                                ------------     -------------
Cash and cash equivalents - end of year                         $    12,657       $        --
                                                                ============      ============

Supplemental disclosure of cash flow information:
    Income taxes paid                                           $     2,640       $     3,147
                                                                ============      ============

    Interest paid                                               $   123,861       $   114,387
                                                                ============      ============

Supplemental schedule of noncash investing
  and financing activities:
      The Company leased various equipment
        under capital lease obligations                         $   123,925       $   165,096
                                                                ============      ============

      The Company financed the purchase of
        certain intangible assets                                                 $   144,504
                                                                                  ===========

      The Company issued 150,000 shares of common stock
        in connection with a non-compete agreement                                $    33,000
                                                                                  ===========

      Conversion of $425,000 notes payable to
        1,700,000 shares of common stock                                          $   425,000
                                                                                  ===========

      Net noncash assets acquired in connection with the
        recapitalization                                                          $   366,678
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       The Company collects used oil filters, antifreeze, and used lubricating oils from, and services parts and brake washer sinks for, automobile and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and truck fleet operators, from Maine to North Carolina and as far West as Ohio. The Company derives revenues both from fees it charges customers to remove these wastes and from the sale of products it produces by processing these materials, including revenue from service contracts and rental fees for parts and brake washing equipment and from the sales of cleaners and absorbent materials.

       On May 3, 2002, TRS executed a stock for stock exchange agreement (the "Agreement") with Whitewing which was accounted for as a recapitalization. The accompanying consolidated financial statements reflect the historical results of the predecessor entity, Total Recycling Services, Inc. and Subsidiaries, and the consolidated results of operations of the Company subsequent to the recapitalization date of May 3, 2002.

       Effective February 7, 2002, the Company increased the number of its authorized shares of common stock from 10,000,000 to 100,000,000. On May 14, 2002, the Company changed its name from Whitewing Labs, Inc. to Whitewing Environmental Corp.

       The common stock and per share prices in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the recapitalization on May 3, 2002.

       Basis of Preparation:

       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations of approximately $756,000, negative working capital of approximately $1,674,000 including a cash overdraft of approximately $115,000, and an accumulated deficit of approximately $3,161,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       Management intends to sell the land and building which is not used in operations to raise funds. As of March 21, 2003, additional funds have been obtained in the amount of $1,275,000, which were used to 1) complete an acquisition and 2) reduce outstanding payables. As of March 21, 2003 the Company has continued to generate net losses. Further, management intends to raise additional funds for acquisitions which are intended to generate additional revenue and working capital necessary to sustain the Company through the next twelve months. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

       Revenue Recognition:

       Revenue from the sale of products is recognized when delivered. Revenue from services is recognized over the period services are rendered.

       Cash and Cash Equivalents:

       The Company considers all highly liquid investments with maturities at the time acquired of three months or less to be cash equivalents.

       Inventory:

       Inventory is comprised of finished goods and is recorded at cost determined by the first-in, first-out method.

       Cost of Goods and Services Sold:

       Cost of goods and services sold includes cost of expenses related to both service revenue and product sales. In addition to the cost of products sold which were purchased from external vendors, amounting to approximately $725,000 (2001) and $900,000 (2002), such cost include those relating to trucks, drivers and other associated costs. To the extent that such latter costs are generally expended simultaneously in the furtherance of revenues the Company has not sought to segregate such amounts from those costs relating to the underlying sources of revenues.

       Property and Equipment:

       Property and equipment are carried at cost and are being depreciated under either the straight line or double declining balance methods over the estimated useful lives of the related assets, ranging from three to forty years. Expenditures for maintenance, repairs and betterments that do not substantially prolong the useful life of an asset are charged to operations as incurred. Additions and betterments that substantially extend the useful life of an asset are capitalized.

       Impairment of Long-Lived Assets:

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

       Intangible Assets:

       Prior to January 1, 2002, the Company amortized goodwill and intangible assets using the straight-line method over periods of up to 40 years. On January 1, 2002, the Company adopted the provisions of Statement of Financial Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets having indefinite lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

       Income Taxes:

       The Company uses the asset and liability method to calculate deferred tax assets and liabilities. Deferred taxes are recognized based on the differences between financial reporting and income tax bases of assets and liabilities using enacted income tax rates. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Advertising:

       The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2001 and 2002 was $12,233 and $16,827, respectively.

       Stock Based Compensation:

       The Corporation uses the intrinsic-value method of accounting for stock-based awards granted to employees.

       Net Loss Per Share:

       Basic loss per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company's stock options and convertible securities. During the years ended December 31, 2001 and 2002, such incremental amounts were excluded from the calculation since their effect would be anti-dilutive (see below). Basic and diluted loss per share has been restated for periods prior to the recapitalization referred to in Note 3 to include the number of equivalent shares received by TRS.

       For the year ended December 31, 2001, 4,500,000 outstanding options and 1,700,000 potential common shares from convertible loans payable were not included in the computation of diluted earnings per share because to do so would cause it to be anti-dilutive.

       Fair Value of Financial Instruments:

       The carrying amount of accounts receivable, notes receivable, due to bank, accounts payable and accrued expenses, bank loan and mortgage, loans payable, and obligations under capital leases approximate their respective fair values due to the relatively short periods to maturity of the instruments. It is impracticable to determine the fair value of due to/from affiliates and loans payable - related party due to the related party nature.

       Recent Accounting Pronouncements:

       In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145"). SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not believe that the adoption of this statement will impact its financial position, results of operations, or cash flows.

       In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are not expected to have a material impact on the Company's consolidated financial statements.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS No. 148.

       FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. This interpretation clarifies the requirements of a guarantor's disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued and which remain outstanding. The interpretation also clarifies the requirements related to the recognition of a liability for the fair value of the obligation undertaken by the guarantor at the inception of the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure requirements are currently effective with the recognition and initial measurement provisions applying to prospective guarantees issued or modified after December 31, 2002. These provisions are not expected to have a material impact on the Company's financial statements.

3.     RECAPITALIZATION OF TRS AND PRIVATE PLACEMENT:

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

       The transaction was accounted for as a recapitalization of TRS because Whitewing had no ongoing business. Whitewing is the acquiring entity for legal purposes and TRS is the surviving entity for accounting purposes. Accordingly, the accompanying consolidated financial statements reflect the historical results of the predecessor entity, prior to May 3, 2002, Total Recycling Services, Inc. and Subsidiaries, and the consolidated results of operations of the Company subsequent to the recapitalization.

       The common stock was valued at approximately $595,000, which is comprised of the estimated fair value of the net assets of Whitewing, which consisted of cash, short-term investments, and a note receivable.

       On October 1, 2001, an option to purchase 4,500,000 shares of TRS common stock at an exercise price of $.0005 was given to two individuals, who became directors in 2002, in connection with the recapitalization. No accounting recognition was given to the option until the recapitalization, since exercise of the options was contingent upon consummating the recapitalization. The fair value of the stock option was $1,123,000 ($.25 per share) as determined by reference to an option-pricing model. Since this transaction has been recorded as a recapitalization of TRS, the fair value of the option has been charged to operations as of May 3, 2002. To determine the fair value of these options, the following assumptions were used: expected volatility of 0%, risk-free interest rate of 2.43%, and expected life of approximately seven months.

       The Company had a commitment to file a registration statement, as soon as practicable, but not more than ninety days after the closing of the recapitalization, August 1, 2002, covering 3,875,000 shares of common stock held by three stockholders of the Company. The registration statement was not filed by August 1, 2002. On August 19, 2002, the Company was notified of the default and as specified in the agreement, had 10 days to cure the default. The registration statement was filed on August 28, 2002. The Company believes the default has been cured. On April 8, 2003, the Company obtained a waiver of the default from one stockholder covering 3,468,000 shares of common stock.

       Private Placement:

       On May 3, 2002, TRS completed a private placement of 3,200,000 shares of its common stock. The shares were offered to accredited investors in units of 100,000 shares each at a price of $.25 per share for aggregate gross proceeds of $800,000 and net proceeds of $722,067.

       Each investor who purchased units in the Private Placement agreed that upon the closing of the Private Placement, each share of common stock that the investor subscribed for would be exchanged for 20 shares of the Company's common stock, in accordance with the exchange agreement.

4.     ACQUISITION OF CONNECTICUT WASTE OIL, INC.

       As of January 1, 2002, the Company had entered into an Equipment and Lease and Operating Agreement with Connecticut Waste Oil, Inc. ("CWO") in order to assume business operations of CWO before the closing of the asset purchase agreement. Under the agreement, the revenue from servicing CWO's customers was retained by the Company and the Company was obligated to pay related operating expenses. From January 1, 2002 through September 17, 2002, the results of CWO's operations are recorded in the books and records of the Company under the operating agreement.

       On September 17, 2002, the Company purchased certain net assets of the waste oil operations of CWO including trucks and equipment, leases, and customer lists. The Company acquired CWO because of its strategic location and to provide entry into the waste oil and related businesses that would provide synergistic relationships with its own business.

       The purchase price of $539,702 included the following:

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

       Purchase price allocation:

                        Equipment                              $      562,931
                        Assumed loans and capital leases             (143,910)
                        Customer lists                                120,681
                                                               ---------------
                                                               $      539,702
                                                               ===============


       The estimated fair value of the assets acquired and liabilities assumed are based on an estimated valuation by management and the purchase price allocation is subject to final adjustment. The estimated fair value and the allocation of the purchase price to the assets acquired and liabilities assumed will be determined by an independent third party.

       The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the years ended December 31, 2001 and 2002 as if the acquisition had occurred at the beginning of the respective period. The amounts set forth below for 2002 are the same as the historical amounts reflected in the consolidated statements of operations since for the period from January 1, 2002 through September 17, 2002, the results of CWO's operations are recorded in the books and records of the Company under the operating agreement.

                                              For The Years Ended
                                 -----------------------------------------------
                                     December 31,               December 31,
                                         2001                        2002
                                 -------------------        --------------------
                                    (Unaudited)                 (Unaudited)

       Net revenues              $       5,394,792          $      5,189,481
       Net loss for the period   $        (592,445)         $     (2,659,665)
       Net loss per share        $            (.03)         $           (.09)

5.     PROPERTY AND EQUIPMENT:

       Major classifications of property and equipment and their respective estimated useful lives are as follows:

                                                          Estimated
                                    December 31,         Useful Lives              Depreciation
                                       2002                 In Years                   Method
                                  ----------------       ----------------       ------------------
       Equipment                  $     2,180,740              3-10             Double declining
                                                                                balance and
                                                                                straight line
       Leasehold improvements             199,913                10             Straight line
                                  ----------------
                                        2,380,653
       Accumulated depreciation          (756,255)
                                  ----------------

                                  $     1,624,398
                                  -===============

       At December 31, 2002, property under capital leases amounted to $430,006, net of accumulated depreciation of $198,485. Depreciation expense for the years ended December 31, 2001 and 2002 was $164,744 and $241,156, respectively.

       Assets Held For Sale:

       The Company has listed for sale, land and a building that are not used in operations. The Company anticipates selling the property for approximately $550,000. The sale is in process and should be completed in the second quarter of 2003. As of December 31, 2002, the land and building are reflected at their carrying amount of $321,088, net of accumulated depreciation of $15,626.

6.     NOTE RECEIVABLE:

       Note receivable from a third party is due in monthly payments of principal and interest (at 5.0%) in the amount of $5,994. The note matures on December 10, 2004 and is collateralized by such assets.

7.     INTANGIBLE ASSETS:

       The Company ceased amortizing goodwill effective January 1, 2002. The following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002:

                                                  For The Years Ended
                                            ------------------------------
                                            December 31,      December 31,
                                                2001              2002
                                            ------------      ------------

       Reported net loss                    $  (281,022)      $(2,659,665)
       Add back: goodwill
          amortization, net of tax                6,463
                                            ------------      ------------
       Pro forma net loss                   $  (274,559)      $(2,659,665)
                                            ============      ============

       Basic/diluted loss per share:
          As reported                       $      (.02)      $      (.09)
                                            ============      ============

          As adjusted for non-
              amortization of goodwill      $      (.02)      $      (.09)
                                            ============      ============

       Changes in the recorded amount of goodwill for the year ended December 31, 2002 are as follows:

       Balance as of January 1, 2002                   $     85,390

       Impairment losses                                    (85,390)
                                                       -------------

       Balance as of December 31, 2002                 $          -
                                                       =============

       At January 1, 2002, the Company determined that the carrying amount of EMP and TRS exceeded its fair value, which was estimated based on anticipated future cash flows. Accordingly, a goodwill impairment loss of $85,390 was recognized in the reporting units.

       The major classifications of intangible assets and their respective estimated useful lives are as follows:

                                                      December 31, 2002
                                   ------------------------------------------------------           Estimated
                                    Gross Carrying         Accumulated      Net Carrying           Useful Life
                                        Amount            Amortization          Amount               (Years)
                                   -----------------      ------------      -------------        --------------
       Intellectual property         $      194,505     $           -      $      194,505          Indefinite
                                     ---------------    --------------     ---------------

       Customer lists and
          agreements                        431,781            80,758             351,023             15-20
       Covenant not to
          compete                            63,000            22,667              40,333               5
                                     ---------------    --------------     ---------------
                                            494,781           103,425             391,356
                                     ---------------    --------------     ---------------

       Total                         $      689,286     $     103,425      $      585,861
                                     ===============    ==============     ===============


       Amortization expense, including amortization of goodwill, amounted to $31,017 and $29,485 for the years ended December 31, 2001 and 2002, respectively.

       Estimated Amortization Expense:

                  For the
                Years Ended
                December 31,
                ------------

                     2003                             $        35,555
                     2004                                      34,555
                     2005                                      25,888
                     2006                                      18,555
                     2007                                      18,555
                     Thereafter                               258,248
                                                      ----------------

                                                      $       391,356
                                                      ================

8.     DUE FROM AFFILIATE:

       As of December 31, 2002, the Company had a 50% investment in Advanced Recovery Solutions, Inc. ("ARS"), which was accounted for under the equity method. ARS manufactures and distributes industrial absorbents. At December 31, 2002, the investment in ARS was written down to zero under the equity method and the additional equity in the loss of $22,476 was offset in the amounts due from ARS, which is reflected in the due from affiliate amount. The due from affiliate amount is non-interest bearing and has no terms for repayment.

       At December 31, 2002, the Company and a stockholder have guaranteed a promissory note between ARS and a lender with a balance of $635,404. The Company unconditionally guarantees payment of all amounts owing under the note. The guarantee remains in effect until the note is paid in full.

       On February 26, 2003, the Company signed a Stock Purchase Agreement with the shareholders of ARS to purchase the remaining 50%, for 2,000,000 shares of the Company's common stock and $250,000. The sellers' shares of ARS are in escrow and will be released to the Company as payments are made. On March 12, 2003, the Company made a $50,000 payment. The 2,000,000 shares of the Company's common stock will be valued based on a six day average closing price of the Company's common stock on the measurement date, which will be the date of announcement. The purchase price will be allocated to ARS's tangible and intangible assets based on their estimated fair values on the closing date. The Company will include the results of ARS in the consolidated financial statements from the closing date.

       The sellers have entered into employment agreements with the Company which include performance bonuses.

9.     LINE OF CREDIT, BANK LOAN AND MORTGAGE:

       On September 30, 2002, the Company refinanced its existing bank debt and entered into a Loan and Security Agreement and a Mortgage Agreement with the bank.

       The Loan and Security Agreement consists of a Revolving Line of Credit of $1,250,000 and a Term Loan of $110,000, with an original term of three years with renewal terms for one-year periods. The Revolving Line of Credit bears interest at the bank's prime rate plus 1% per annum and the Term Loan bears interest at 7.5% per annum. Monthly principal payments of $2,292 are due on the Term Loan until October 1, 2006. The Loan and Security Agreement is collateralized by substantially all assets (other than real estate) of the Company. The real estate has a second lien in favor of the bank subject only to a first lien in the amount of $320,000. The borrowings under the Revolving Line of Credit will be subject to the availability of 80% of eligible accounts receivables and 40% of eligible inventory. The Company and its President have guaranteed the facility.

       The $320,000 Mortgage on the commercial property located in Pennsylvania is due on October 1, 2007 ("Initial Term"). The borrower may elect to extend the maturity date until October 1, 2012 under certain conditions. During the Initial Term, 60 monthly principal and interest payments of $2,599 are due, bearing interest at 7.5% per annum. A lump sum payment is due of approximately $277,000 on October 1, 2007. The Mortgage is subject to a prepayment premium between 5% and 1% of the amount prepaid if paid prior to maturity.

       At December 31, 2002, the outstanding balance on the Revolving Line of Credit was $474,597, bearing interest at 5.25%. As of December 31, 2002, no borrowings were available under the Revolving Line of Credit. The mortgage and term loan balance was $424,951.

       On January 24, 2003, the Loan and Security Agreement was amended to include an over advance facility of $200,000. The amendment includes a $200,000 guarantee from two directors for the term of the Loan and Security Agreement. The overadvance facility bears interest at 2% over prime per annum.

       Principal payments on the above notes are due as follows:

                        Years Ending
                        December 31,
                        ------------

                             2003                $        35,703
                             2004                         35,618
                             2005                         36,248
                             2006                         32,343
                             2007                        285,039
                                                 ----------------
                                                 $       424,951
                                                 ================

10.    OBLIGATIONS UNDER CAPITAL LEASES:

       At December 31, 2002, future minimum lease payments required under several capital equipment leases are as follows:

           2003                                               $     160,536
           2004                                                     123,743
           2005                                                      88,148
           2006                                                      20,998
           2007                                                      11,230
                                                              --------------
                                                                    404,655
           Less amount representing interest
                (10.56% to 31.51%)                                  (92,137)
                                                              ---------------

           Net present value of minimum
                lease obligations                                   312,518
           Less current maturities                                 (110,688)
                                                              --------------

           Obligations under capital leases, net
                of current maturities                         $     201,830
                                                              ==============


11.    LOANS PAYABLE:

       At December 31, 2002, loans payable consists of the following:

       Various notes payable collateralized by
          vehicles due in monthly installments
          with interest rates from 9.65% to 10.5%
          per annum, through January 2004.                      $    64,117
       Note payable, interest imputed at 7.50%,
          payable in two installments as described
         in Note 4.                                                  94,563
       Notes payable, interest imputed at 7.50%,
          payable in sixty monthly installments of $6,667
          commencing August 1, 2004.                                291,062
                                                                ------------

                                                                    449,742
       Less current maturities                                     (151,800)
                                                                ------------

       Loans payable, net of current maturities                 $   297,942
                                                                ============

                  The majority stockholder has personally guaranteed certain loans payable, capital lease and operating lease obligations.

                  Principal payments on the above notes as of December 31, 2002 are due as follows:

                  Years Ending
                  December 31,
                  ------------

                      2003                                       $    151,800
                      2004                                             32,185
                      2005                                             58,783
                      2006                                             63,346
                      2007                                             68,264
                      Thereafter                                      119,084
                                                                 -------------
                                                                      493,462
                      Less amount representing future interest        (43,720)
                                                                 -------------

                                                                 $    449,742
                                                                 =============

12.    LOANS PAYABLE - RELATED PARTIES:

       As of December 31, 2002, loans payable related parties consists of the following:

       The Company has a note payable to its President due in monthly principal and interest (9%) installments of $3,935 commencing April 1, 2002 and ending March 1, 2003. The balance at December 31, 2002 amounted to $30,446. As of March 21, 2003, such amount has not been paid.

       On January 1, 2002, the Company purchased intellectual property consisting of various formulae, equipment designs, mechanical device adaptations and other intellectual property for $194,504 from a stockholder of Advanced Recovery Solutions, Inc. ("ARS") a 50% owned company. The Company paid $50,000 cash and the other $144,504 was in the form of a note. The note is to be repaid in monthly installments of $8,333 including interest imputed at 4.75% per annum through July 2003. The balance at December 31, 2002 amounted to $89,526.

       Two of the Company's directors entered into an unsecured commercial note ("Director's Note") of up to $500,000 with a bank. Simultaneously, the Company entered into an unsecured subordinate promissory note with the directors bearing identical terms and conditions to the Director's Note, which matures on September 30, 2003 and bears interest at the rate of 1.5% over prime but not less than 6.25% (6.75% at December 31, 2002). The note is secured by the Company's note receivable. The note is subordinated to the line of credit borrowings from the same bank. The note agreement provides that when the Company sells its property, the sale proceeds are to first pay the mortgage and then to pay off the note. The Company guaranteed the note from the bank to the directors. The balance at December 31, 2002 amounted to $447,031.

13.    STOCKHOLDERS' EQUITY:

       In January 2002, TRS issued 200,000 shares of common stock to an employee for services. Compensation expense of $6,563 was recorded. The expense was measured by the estimated fair value of the common stock ($.0328 per share).

       On April 24, 2002, in consideration for his future services, an employee received 1,000,000 shares of the Company's common stock at a fair value of $.25 per share. The fair value of $250,000 was recorded as unearned compensation and was being expensed over the vesting period. On August 23, 2002, the Company terminated the employee and rescinded the agreement. The original agreement was terminated and the shares issued were cancelled and returned to the Company. Additionally, the Company entered into a covenant not to compete agreement for a term of three years with the former employee. As consideration, the former employee will receive 150,000 shares of the Company's common stock with a fair value of $33,000 ($.22 per share). The Company has not distributed the 150,000 shares of its common stock to the former employee. The former employee is entitled to the full rights and rewards of common stockholders.

       On May 3, 2002, the option granted in the recapitalization was exercised and 4,500,000 shares of common stock were issued. See Note 3.

       On May 3, 2002, three loans in the amount of $425,000 were converted into 1,700,000 shares of common stock, which had a fair value of $.25 per share.

14.    RELATED PARTY TRANSACTIONS:

       During the year ended December 31, 2002, the Company purchased $114,715 of goods for resale from ARS and had accounts payable to ARS at December 31, 2002 of $66,733. During the year ended December 31, 2002, ARS purchased $7,979 of goods for resale from the Company and the Company had accounts receivable from ARS of $7,979.

       Included in due to affiliate at December 31, 2002 is $27,185, due to TRS Stock Acquisition Ltd., a company owned by certain stockholders. As of December 31, 2002, the Company has guaranteed $30,167 of liabilities due from TRS Stock Acquisition Ltd. to certain parties.

       See Notes 5, 11 and 12 for other related party transactions.

15.    INCOME TAXES:

       At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,945,000, which will expire beginning in 2021.

       Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2002 follow:

       Current assets:
           Allowance for doubtful accounts        $  31,000
           Valuation allowance                      (31,000)
                                                  ----------

       Net current deferred tax asset             $      --
                                                  ==========

       Noncurrent assets and liabilities:
           Depreciation                           $(208,000)
           Amortization of intangibles               29,000
           Net operating loss carryforward          817,000
                                                  ----------
                                                    638,000
           Valuation allowance                     (638,000)
                                                  ----------

       Net noncurrent deferred tax tax asset      $      --
                                                  ==========

       No benefit for taxes has been provided in the statement of operations because the Company does not have the ability to carryback the loss due to the fact that the Company has not been profitable.

       The Company has not completed income tax filings for the year ended December 31, 2001 and intends to take the steps required to complete the tax filings as soon as practicable.

       The valuation allowance increased during the year ended December 31, 2002 by approximately $605,000.

16.    CONCENTRATIONS AND SIGNIFICANT CUSTOMER:

       The Company has one customer that represented 30.2% and 22.4% of revenues for the years ended December 31, 2001 and 2002, respectively. This customer also accounted for 16.7% of accounts receivable at December 31, 2002. A change in this relationship could have an adverse effect on the Company's continued operations.

17.    COMMITMENT AND CONTINGENCIES:

       Operating Leases:

       The Company leases commercial space, vehicles and equipment under noncancelable operating leases that expire on various dates. Rent expense under these leases for the years ended December 31, 2001 and 2002 was $310,385 and $389,664, respectively.

       As of December 31, 2002, the future aggregate minimum lease payments under these operating leases are as follows:

                    Years Ending
                    December 31,
                    ------------

                         2003                     $      377,234
                         2004                            144,723
                         2005                            118,599
                         2006                             85,328
                         2007                              5,268
                                                   --------------

                                                   $     731,152
                                                   ==============

18.    401(K) PROFIT-SHARING PLAN:

       The Company has a 401(k) plan that is available to all eligible employees. The plan is an employee deferral plan only; no contributions are required or currently permitted by the employer.

19.    SUBSEQUENT EVENTS:

       In March 2003, the Company entered into several one-year 8% convertible promissory notes for a total of $1,075,000. At the noteholders' option, the principal and interest may be converted into the Company's common stock at $.15 per share. Interest may be paid in the form of the Company's common stock using a conversion rate of $.15 per share. In addition, for each dollar of the loan, the noteholders received a warrant to purchase two shares of the Company's common stock at $.15 per share. The warrants may be exercised between September 30, 2003 and September 30, 2006. The notes include anti-dilution provisions and have registration rights which require the Company to file Form SB-2 with the Securities and Exchange Commission as soon as practicable. The notes also have piggy back registration rights. The convertible notes and the warrants contain a beneficial conversion feature due to the per share conversion price of the notes and the exercise price of the warrants being below market on the date of issuance.

       On January 28, 2003, the Company entered into a twelve month Business Advisory Agreement (the "Agreement") for services in connection with raising funds for the Company. Furthermore, the Agreement provides for the issuance of a warrant to purchase shares with a market value of 10% of the aggregate gross consideration.

       The Agreement includes options to purchase 1,750,000 shares of the Company's common stock at $.001 as an inducement for entering into the Agreement. The options are issued as follows: an option for 350,000 shares on the date of the execution of the agreement, and an option for 140,000 shares for each of the ten months starting February 2003. Each option expires ninety days after issuance. The Agreement may be terminated by either party with thirty days' notice.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITEWING ENVIRONMENTAL CORP.

By: /s/ Andrew V. Latham, Jr.
    -----------------------------------------
    Andrew V. Latham, Jr.
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Capacity in which signed:           Date signed:
---------                    -------------------------           ------------

/s/ Joseph Bianco            Director                            April 15, 2003
Joseph Bianco

/s/ Andrew V. Latham, Jr.    Director, President                 April 15, 2003
Andrew V. Latham, Jr.        and Chief Executive Officer

/s/ Bruce Raben              Director                            April 15, 2003
Bruce Raben

/s/ Norman Raben             Director                            April 15, 2003
Norman Raben

/s/ Barbara Kane-Burke       Principal Accounting and            April 15, 2003
Barbara Kane-Burke           Financial Officer

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Andrew V. Latham, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Whitewing Environmental Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such internal controls to ensure that material information relating to the registrant and its subsidiaries (collectively, the "Company") is made known to me by others within Whitewing, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003                      /s/ Andrew V. Latham Jr.
                                           ------------------------
                                           Andrew V. Latham Jr.
                                           President and Chief Executive Officer

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Barbara Kane-Burke, certify that:

1. I have reviewed this annual report on Form 10-KSB of Whitewing Environmental Corp..;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such internal controls to ensure that material information relating to the registrant and its subsidiaries (collectively, the "Company") is made known to me by others within Whitewing, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003                       /s/ Barbara Kane-Burke
                                            -----------------------
                                            Barbara Kane-Burke
                                            Chief Financial Officer