Form 10QSB
period 2003-03-31
WHITEWING ENVIRONMENTAL CORP
filed 2003-05-28
CIK 1001260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               -------------

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

                   730 Grand Avenue, Ridgefield, New Jersey 07657
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,061,443

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet at March 31, 2003 (unaudited)

         Consolidated Statements of Operations for the three months ended March 31, 2002 and 2003 (unaudited)

         Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2003 (unaudited)

         Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2003 (unaudited)

         Notes to Condensed Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.  CONTROLS & PROCEDURES

                         PART II -- OTHER INFORMATION

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2003

                                     ASSETS

Current assets:
   Cash                                                              $    4,113
   Accounts receivable, net of allowance for doubtful accounts
     of $90,000                                                         543,911
   Inventory                                                            205,541
   Note receivable, current portion                                      67,447
   Prepaid expenses                                                     117,176
                                                                     -----------
              Total current assets                                      938,188
                                                                     -----------

Property and equipment, net                                           1,540,637
                                                                     -----------

Assets held for sale                                                    321,088
                                                                     -----------

Other assets:
   Intangible assets, net                                               570,437
   Note receivable, net of current portion                               52,841
   Due from affiliate                                                   664,279
   Other assets                                                         175,018
                                                                     -----------
              Total other assets                                      1,462,575
                                                                     -----------

              Total assets                                           $4,262,488
                                                                     ===========

                                   (CONTINUED)

                   WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                   MARCH 31, 2003

                                     (CONCLUDED)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit                                                       $   584,143
   Current maturities of bank loan and mortgage                              35,224
   Current maturities of obligations under capital leases                    98,257
   Loans payable - related parties                                          533,280
   Current maturities of loans payable                                      137,276
   Accounts payable and accrued expenses                                  1,025,196
   Due to affiliate                                                          22,085
   Deferred revenue                                                          37,604
                                                                        ------------
              Total current liabilities                                   2,473,065

Bank loans and mortgage, net of current maturities                          380,432
Obligations under capital leases, net of current maturities                 204,705
Loans payable, net of current maturities                                    291,061
Convertible notes payable                                                   179,014
                                                                        ------------
              Total liabilities                                           3,528,277
                                                                        ------------

Commitment and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10% cumulative, 500,000 shares
     authorized, no shares issued and outstanding                                --
   Common stock, $.001 par, 100,000,000 shares authorized,
     34,211,443 shares issued and outstanding                                34,211
   Additional paid-in capital                                             4,873,016
   Accumulated deficit                                                   (4,173,016)
                                                                        ------------
              Total stockholders' equity                                    734,211
                                                                        ------------

              Total liabilities and stockholders' equity                $ 4,262,488
                                                                        ============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                         3

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For The Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                      2002              2003
                                                 -------------     -------------

Service revenue                                  $    799,744      $    664,661
Product sales                                         418,106           408,355
Rental income                                          27,938                --
                                                 -------------     -------------
                                                    1,245,788         1,073,016

Cost of goods sold and services sold                  792,901           850,190
                                                 -------------     -------------

Gross profit                                          452,887           222,826
                                                 -------------     -------------

Operating expenses:
  Selling, general and administrative expenses         600,480           828,172
  Bad debt expense                                     17,500            17,464
  Depreciation and amortization                        52,236           104,993
                                                 -------------     -------------
                                                      670,216           950,629
                                                 -------------     -------------

Operating loss                                       (217,329)         (727,803)
                                                 -------------     -------------

Other expense:
  Interest expense                                    (29,788)         (236,269)
  Equity in loss of affiliate                            (535)          (47,853)
                                                 -------------     -------------
                                                      (30,323)         (284,122)
                                                 -------------     -------------

Net loss                                         $   (247,652)     $ (1,011,925)
                                                 =============     =============

Basic/diluted loss per share                     $       (.01)     $       (.03)
                                                 =============     =============

Weighted average shares outstanding                17,588,889        34,211,443
                                                 =============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

      THE ABOVE STATEMENT GIVES RETROACTIVE EFFECT TO THE RECAPITALIZATION
                                ON MAY 3, 2002.

                                    WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                     (UNAUDITED)

                                      FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                               Common Stock              Additional                         Total
                                        ----------------------------      Paid-In       Accumulated      Stockholders'
                                           Shares          Amount         Capital         Deficit           Equity
                                        ------------    ------------    ------------    ------------     ------------
Balance, January 1, 2003                 34,211,443     $    34,211     $ 3,675,446     $(3,161,091)     $   548,566

Convertible notes payable "in the
   money" conversion feature                     --              --         754,497              --          320,503

Issuance of warrants to convertible
   notes payable holders                         --              --         320,503              --          754,497

Issuance of options for services                 --              --         122,570              --          122,570

Net loss                                         --              --              --      (1,011,925)      (1,011,925)
                                        ------------    ------------    ------------    ------------     ------------

Balance, March 31, 2003                  34,211,443     $    34,211     $ 4,873,016     $(4,173,016)     $   734,211
                                        ============    ============    ============    ============     ============

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                          5

                        WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                  For The Three Months Ended
                                                                           March 31,
                                                                 -----------------------------
                                                                     2002             2003
                                                                 ------------     ------------
Cash flows from operating activities:
   Net loss                                                      $  (247,652)     $(1,011,925)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
          Depreciation and amortization                               52,236          104,993
          Bad debt expense                                            17,500           17,464
          Equity in loss of affiliate                                    535           47,853
          Noncash compensation                                         6,563          122,570
          Noncash interest expense                                        --          179,014
          Changes in assets and liabilities:
            (Increase) decrease in operating assets:
                Accounts receivable                                 (158,370)          95,682
                Inventory                                             12,177             (608)
                Prepaid expenses                                     (22,851)         (12,614)
                Other current assets                                 (14,833)              --
                Other assets                                          16,913          (49,901)
             Increase (decrease) in operating liabilities:
                Accounts payable and accrued expenses                387,278         (131,829)
                Deferred revenue                                       5,793              309
                Security deposit                                     (15,000)              --
                                                                 ------------     ------------
Net cash provided by (used in) operating activities                   40,289         (638,992)
                                                                 ------------     ------------

Cash flows from investing activities:
   Collections on note receivable                                         --           16,343
   Advances to affiliates                                            (34,486)        (327,230)
   Purchase of property and equipment                                (50,955)          (5,808)
                                                                 ------------     ------------
Net cash used in investing activities                                (85,441)        (316,695)
                                                                 ------------     ------------

Cash flows from financing activities:
   Decrease in cash overdraft                                             --         (114,668)
   Proceeds from line of credit                                      174,000          109,546
   Repayments of bank loan and mortgages                                  --           (9,295)
   Proceeds from convertible loans payable                                --        1,075,000
   Principal payments of obligations under capital leases            (34,237)         (40,556)
   Principal payments on loans payable                               (41,642)         (21,404)
   Principal payments on loans payable - related parties             (15,553)         (33,723)
   Proceeds from stockholders' loans                                  10,000               --
   Repayments of due to affiliate                                         --           (5,100)
                                                                 ------------     ------------
Net cash provided by financing activities                             92,568          959,800
                                                                 ------------     ------------

                                          (CONTINUED)

                                              6

                           WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                            (CONCLUDED)

                                                                         For The Three Months Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                             2002           2003
                                                                         -----------    -----------
Net increase in cash and cash equivalents                                    47,416          4,113

Cash and cash equivalents - beginning of period                              12,657             --
                                                                         -----------    -----------

Cash and cash equivalents - end of period                                $   60,073     $    4,113
                                                                         ===========    ===========

Supplemental disclosure of cash flow information:
   Income taxes paid                                                     $    2,307     $      901
                                                                         ===========    ===========

   Interest paid                                                         $   23,963     $   35,834
                                                                         ===========    ===========

Supplemental schedule of noncash investing and financing activities:
   The Company leased various equipment under capital
     lease obligations                                                   $      476     $   31,000
                                                                         ===========    ===========

   The Company financed the purchase of certain intangible assets        $  144,504     $       --
                                                                         ===========    ===========

   The Company has provided a put option obligation resulting from
     a shareholder agreement of its affiliate                            $  100,674     $       --
                                                                         ===========    ===========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                 7

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION:

       Organization:

       Whitewing Environmental Corp. ("Whitewing") was incorporated in 1993 under the laws of the state of Delaware. The consolidated entity, collectively referred to as the "Company", includes Whitewing and Total Recycling Services, Inc. ("TRS"). TRS includes four wholly-owned subsidiaries: EMP, Inc. ("EMP"), Total Recycling Services of Connecticut, Inc. d/b/a Total Recycling Services ("TRS of CT"), Etters Realty, Inc. and ARS Properties, Inc. All significant intercompany balances and transactions have been eliminated.

       On May 3, 2002, TRS executed a stock for stock exchange agreement with Whitewing which was accounted for as a recapitalization. The accompanying consolidated financial statements reflect the historical results of the predecessor entity, Total Recycling Services, Inc. and Subsidiaries, and the consolidated results of operations of the Company subsequent to the recapitalization date of May 3, 2002.

       The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the recapitalization on May 3, 2002.

       The accompanying interim unaudited consolidated balance sheets, statements of operations, stockholders' equity and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Whitewing Environmental Corp. and its Subsidiaries at March 31, 2003 and the results of their operations and their cash flows for the interim periods ended March 31, 2002 and 2003.

       The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and notes normally provided in annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto of the Company for the year ended December 31, 2002 included in the Form 10-K of Whitewing Environmental Corp. as filed on April 15, 2003 with the SEC.

       The results of the operations for any interim period are not necessarily indicative of, nor are they comparable to, the results of operations for any other interim period or for the full fiscal year.

       Basis of Preparation:

       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations of approximately $639,000, negative working capital of approximately $1,535,000, and an accumulated deficit of approximately $4,173,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       As of May 21, 2003, the Company had sold land and a building which were not used in operations for $550,000. Further, management intends to raise additional funds for acquisitions which are intended to generate additional revenue and working capital necessary to sustain the Company through the next twelve months. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

       Cost of Goods and Services Sold:

       Cost of goods and services sold includes cost of expenses related to both service revenue and product sales. In addition to the cost of products sold that were purchased in the first quarter from external vendors, amounting to approximately $140,000 (2002) and $180,000 (2003), such costs include those relating to trucks, drivers and other associated costs. To the extent that such latter costs are generally expended simultaneously in the furtherance of revenues, the Company has not sought to segregate such amounts from those costs relating to the underlying sources of revenues.

       Recent Accounting Pronouncements:

       In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Company does not expect adoption of FIN No. 46 to have an impact on its consolidated financial statements.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure provisions of SFAS No. 148.

       In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Subject to certain exception, this statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have an impact on its consolidated financial statements.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have an impact on its consolidated financial statement.

2.     BUSINESS ADVISORY AGREEMENT:

       On January 28, 2003, the Company entered into a twelve month Business Advisory Agreement (the "Agreement") for services in connection with raising funds for the Company. Furthermore, the Agreement provides for the issuance of a warrant to purchase shares with a market value of 10% of the aggregate gross consideration.

       The Agreement includes options to purchase 1,750,000 shares of the Company's common stock at $.001 as an inducement for entering into the Agreement. Under the Agreement, options to purchase 630,000 shares with a fair value of approximately $123,000 have been issued and expensed during the quarter ended March 31, 2003. Additional options for 140,000 shares will be issued for each of the following eight months, April 2003 through November 2003. Each option expires ninety days after issuance. The Agreement may be terminated by either party with thirty days' notice.

3.     CONVERTIBLE NOTES PAYABLE:

       In March 2003, the Company entered into several 8% convertible promissory notes ("the Notes") due February 28, 2004 for proceeds of $1,075,000. At the noteholders' option, subsequent to September 30, 2003, the principal and interest may be converted into the Company's common stock at $.15 per share. If the noteholders choose to convert the principal and interest into the Company's common stock, a maximum of 7,166,667 and 576,187 common shares could be issued for principal and interest, respectively. In addition, for each dollar of the loan, the noteholders received a warrant to purchase two shares of the Company's common stock at $.15 per share. The warrants may be exercised between September 30, 2003 and September 30, 2006. The warrants had a fair value of $321,000 at date of issuance, which is being recognized as interest expense over the term of the Notes. The Notes include anti-dilution provisions and have registration rights which require the Company to file Form SB-2 with the Securities and Exchange Commission as soon as practicable. The Notes also have piggyback registration rights.

       The Notes include an "in the money" conversion feature which allows the holders to convert to common stock at $.15 per share of common stock. The value of the "in the money" conversion feature approximated $754,000 and is being recognized on a straight-line basis as interest expense until the Notes become convertible (September 30, 2003).

       For the quarter ended March 31, 2003, interest expense of approximately $51,000 and $128,000 has been recognized for the warrants and the "in the money" conversion feature, respectively.

4.     ACQUISITION OF ADVANCED RECOVERY SOLUTIONS, INC.:

       As of March 31, 2003, the Company had a 50% investment in Advanced Recovery Solutions, Inc. "(ARS"), which was accounted for under the equity method. ARS manufactures and distributes industrial absorbents.

       On February 26, 2003, the Company signed a Stock Purchase Agreement with the shareholders of ARS to purchase the remaining 50%, for 2,000,000 shares of the Company's common stock and $250,000. The 2,000,000 shares of the Company's common stock will be valued at $260,000, based on a six-day average closing price of the Company's common stock on April 15, 2003, the measurement date. The sellers' shares of ARS are in escrow and will be released to the Company as payments are made. The purchase price will be allocated to ARS's tangible and intangible assets based on their estimated fair values on the May 8, 2003, the closing date. The Company purchased the remaining 50% of ARS to expand its current production capabilities and aggressively develop product lines that it has researched and developed. The Company will include 100% of the results of operations of ARS in the consolidated financial statements from the closing date.

       The sellers have entered into employment agreements with the Company which includes performance bonuses. If the performance bonuses are met, the purchase price will increase at that time.

5.     RELATED PARTY TRANSACTIONS:

       During the three months ended March 31, 2002 and 2003, the Company purchased $13,865 and $9,912 of goods for resale from ARS and had accounts payable at March 31, 2002 and 2003 of $7,108 and $50,912, respectively.

       Included in due to affiliate at March 31, 2003 is $22,085 due to TRS Stock Acquisition Ltd., a company owned by certain stockholders. As of March 31, 2003, the Company has guaranteed $25,067 of liabilities due from TRS Stock Acquisition Ltd. to certain parties.

       On January 24, 2003, the Loan and Security Agreement was amended to include an overadvance facility of $200,000. The amendment includes a $200,000 guarantee from two directors for the term of the Loan and Security Agreement.

6.     NET LOSS PER SHARE:

       Basic loss per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company's stock options and convertible securities. During the three months ended March 31, 2002 and 2003, such incremental amounts were excluded from the calculation since their effect would be anti-dilutive (see below). Basic and diluted loss per share has been restated for periods prior to the recapitalization to include the number of equivalent shares received by TRS.

       As of March 31, 2003, there were 630,000 outstanding options, 2,150,000 outstanding warrants and 7,166,667 potential common shares from convertible notes payable that could potentially dilute future earnings per share and that were not included in the computations of diluted earnings per share for the three months ended March 31, 2002 and 2003 because to do so would be anti-dilutive.

7.     INCOME TAXES:

       The temporary differences that give rise to deferred tax assets are the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. At March 31, 2003, the Company has computed a deferred tax asset in the amount of approximately $1,004,000, and has provided a 100% valuation allowance on the deferred tax asset due to the uncertainty regarding the realization of the future tax benefits.

       The Company has not completed income tax filings for the year ended December 31, 2001 and intends to take the steps required to complete the tax filings as soon as practicable.

       The valuation allowance increased during the three months ended March 31, 2002 and 2003 by $93,000 and $366,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Report on Form 10-QSB contains forward-looking statements by Whitewing Environmental Corp. ("Whitewing") or ("The Company") concerning its expectations about its financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions identify forward-looking statements. These forward-looking statements may include statements about, for example, the issuance of shares, the continued growth and success of the business, and the ability to further develop and achieve commercial success for Whitewing's business strategy. These statements are based on managements' current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include the risks described under "Risk Factors" below and in Whitewing's other filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to Whitewing as of the date of this document, and Whitewing assumes no obligation to update these cautionary statements or any other forward-looking statements.

OVERVIEW

         On May 3, 2002 Total Recycling Services, Inc. ("TRS") completed a private placement through which it raised net proceeds of $722,067 in equity and as a result of the private placement, $425,000 of loans payable were converted into equity. Also, on May 3, 2002, TRS signed and executed a stock for stock exchange agreement (the "Agreement") with Whitewing Environmental Corp. In connection with the Agreement, Whitewing issued 28 million shares to the TRS stockholders in exchange for all of the outstanding shares of TRS, totaling 1.4 million shares. On October 1, 2001 TRS granted an option to purchase 4,500,000 shares of common stock at an exercise price of $.0005 in consideration for investment services and strategic business planning. In conjunction with the closings of the private placement and Whitewing, the option was earned and exercised. Because the former TRS stockholders own approximately 80% of the merged company after the completion of the merger, TRS is considered to be the accounting acquirer in the transaction. The transaction was accounted for as a recapitalization of TRS because Whitewing, the Registrant, had no ongoing business and, as a result, the Registrant's business is now one that services and sells products to the motor vehicle repair industry. Services include the collection of recyclable materials and products include antifreeze, waste oil and industrial absorbents.

         The consolidated financial statement information that accompanies this report reflects the historical financial information of the predecessor entity, prior to May 3, 2002, Total Recycling Services, Inc. and its Subsidiaries and the consolidated results of operations of the Company subsequent to the recapitalization.

         Whitewing began operations in 1992, in the business of collecting and recycling used automotive oil filters. After establishing a foothold in the industry, Whitewing began to acquire small, strategically located businesses and developed technologies to expand the services offered to its customers. Today, Whitewing is a leader in the recovery and recycling of used oil filters, used antifreeze and it provides related services; principally parts washer and brake washer sink rentals as well as providing absorbent supplies to the retail and fleet automotive service and repair industry. Currently Whitewing has a presence in a sixteen state area, with an active customer base of approximately 6,800. Beginning in January 2002, Whitewing began collecting and selling used oil.

         Whitewing had negotiated to purchase some of the assets of Connecticut Waste Oil, Inc. ("CWO") in two parts. Effective January 1, 2002, Whitewing entered into an Equipment Lease and Operating Agreement with CWO in order to assume business operations before the closing of the asset purchase agreement. Under the agreement, the revenue from servicing CWO's customers was retained by Whitewing, and Whitewing was obligated to pay related operating expenses. On September 17, 2002 Whitewing completed part one of the purchase agreement which entailed the purchase of assets related to Connecticut Waste Oil's oil collection services, including vehicles, inventory, and customer lists. The purchase price for part one was approximately $540,000. Whitewing paid CWO

$50,000 at closing and signed a $94,563 note payable, due in two installments of $50,000 plus interest imputed at 7.5%. The payments are due within twelve months of the closing date. Whitewing was due a net amount from CWO totaling approximately $91,000 and assumed approximately $144,000 of loans and capital leases. In addition, Whitewing and the former owners of CWO entered into consulting agreements which, in accordance with FASB No. 141, were recorded as part of the purchase price. The fair value of the obligation under the consulting agreements is approximately $291,000, plus interest, imputed at 7.5%. The agreements are payable in sixty monthly installments, commencing August 1, 2004. Part two is the purchase of the tank farm. Whitewing has negotiated to complete this phase once Whitewing receives certain permits from the Connecticut Department of Environmental Protection. The cost of the tank farm is $200,000 and will be financed by the seller, Connecticut Waste Oil.

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

         USED ANTIFREEZE RECYCLING - Whitewing collects used automotive antifreeze from its customers and uses a proprietary reverse osmosis system that cleans the used material to a level of purity that allows it to be sold as fresh antifreeze, but at a cost savings. As most motor vehicle repair facilities dispose of used antifreeze as a waste, Whitewing believes the market potential for cleaning and reprocessing used antifreeze is substantial and that it has significant growth and profit potential. Whitewing sells its recycled antifreeze under the brand names of "Total Cool", "T-Dex" and "Toycool", the latter two being a long-life antifreeze.

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

         BRAKE WASHER SINKS AND SERVICE - Brake washer sinks are mobile, square sinks that sit atop a steel drum containing an aqueous cleaning solution - essentially soapy water. The drum sits on a caster assembly allowing the technician to move the sink around the shop. The sink contains a pump that sends the solution through a hose with a brush attachment. The technician rolls the sink under the wheel of the vehicle he/she is servicing and uses the brush to clean the brake parts. Whitewing leases brake washer sinks to motor vehicle repair facilities and contracts to service them at predetermined intervals ranging from 4 to 12 weeks, depending on use. During the servicing process, Whitewing exchanges used aqueous cleaner for new cleaner by removing the sink and exchanging the drum of cleaner. Whitewing then cleans the sink and performs any necessary maintenance such as changing hoses or pumps. Whitewing disposes of the used aqueous cleaner though a licensed wastewater treatment facility.

         WASTE OIL SERVICE - Whitewing collects waste oil and transports it to a tank farm operated by a third party. The oil is tested to determine and identify hazardous constituents. If the oil meets certain specifications (which are described in the used oil regulations - 40 CFR ss. 279), it is considered "on-spec used oil." It is then partially cleaned through heating and filtration and is sold as fuel for industrial burners. If the oil does not meet those specifications, it is sold to facilities that are licensed to burn oil with those hazardous constituents. After a certain point of contamination, Whitewing will have to pay to have the oil burned. On management's information and belief, the oil collected is almost exclusively crankcase oil and, as such, the instances of severely contaminated oil are rare. The market for this grade of fuel is seasonal and therefore Whitewing collects and stores oil until it is needed.

         LABORATORY SERVICE - Whitewing operates an analytical laboratory under the name Connecticut Environmental Laboratory or CEL. The lab is used primarily for analysis of used oils, wastewater, and other oil-contaminated wastes. The lab is certified by the State of Connecticut Department of Public Health.

         OIL-WATER SEPARATOR SERVICE - Whitewing services in-ground settling tanks that vehicle repair facilities often use to collect and separate oil and sludge from floor drain water prior to releasing water to the sewer line. Periodically these units need to be serviced by a vacuum truck to empty them of oil and sludge. Depending on the location of the site, Whitewing either uses its own equipment to perform the service or subcontracts this service through properly licensed subcontractors.

         ENVIRONMENTAL PRODUCTS - Whitewing markets several products, including its patented "Drain Mate" super funnel and its "Extractor Pro" liquid extractors. These products are used by the waste recycling industry to collect liquids for recycling or proper disposal. Currently, Whitewing assembles these products at its New Jersey facility from subcontractor-manufactured components.

         ABSORBENT SUPPLY AND RECYCLING - Whitewing distributes a full line of absorbents, including absorbent pads, loose material (including a private labeled absorbent product called "TotalSorb"), and booms and pillows that are used for emergency spill response, as well as for regular maintenance cleaning. Advanced Recovery Solutions, Inc. (ARS), a company owned 50% by Whitewing, also produces many of these products. (On February 26, 2003, the Company signed a Stock Purchase Agreement with the shareholders of ARS to purchase the remaining 50%, for 2,000,000 shares of the Company's common stock and $250,000. In May, Whitewing acquired the remaining 50% of the shares and now own 100% of ARS). Whitewing charges customers a fee to collect and dispose of the used absorbents, which are burned as fuel at a waste to energy co-generation facility either directly or after first being used to solidify sludge.

THE FOLLOWING IS THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

REVENUES:

         A comparison of revenues for the three months ended March 31, 2002 and 2003 is presented below.

                                   2002             2003           Change
                                 --------         --------         ------
Three-months ended:
         Net revenues             1,245,788         1,073,016       (14%)

         The decrease in revenue for the three months ended March 31, 2003 was primarily a result of the harsh winter conditions which prevented drivers from getting out to service customers coupled with lower volumes generated by Whitewing's customers from their customers. The following reflects the major revenue line items approximate net increases/(decreases) for the three months ended March 31, 2003 as compared to March 31, 2002.

                                   Three Months Ended
                                     March 31, 2003
                                    -----------------
Waste Oil Products and
Related Services                         (121,000)
Oil Filter Service                        (56,000)
Antifreeze Products                        25,000
Parts Washer Service                        6,000
Absorbent Sales                            (9,000)
Rental Income                             (28,000)
Other Products and Services                10,000

COST OF GOODS AND SERVICES SOLD:

         Cost of goods and services sold consist primarily of purchases and materials, items for resale, and direct labor and related costs and transportation costs associated with both of goods and services sold.

         A comparison of cost of goods and services sold for the three months ended March 31, 2002 and 2003 is presented below.

                                           2002             2003       Change
                                         --------         --------     ------
Three-months ended:
 Cost of goods and
services sold                             792,901         850,190        7%
 Percentage of revenues                       64%              79%

         For the three months ended March 31, 2003 cost of goods and services sold increased as a percentage of sales. This is primarily the result of increases in labor and related costs, fuel costs and costs of materials and products for resale and the decrease in sales volume. As costs have increased, Whitewing has not increased its selling price in an effort to remain competitive within the industry. During the fourth quarter of 2002, Whitewing instituted price increases to selective customers and services in an effort to increase margins. Management has also increased its efforts to analyze route efficiency, which in turn will reduce labor, fuel and other trucking related costs. In addition, management has continued its efforts in directing its sales force to focus on cross-selling additional products and services to existing customers and adding new customers within the current truck routes. In an effort to assist the sales force in its crossing selling efforts, Whitewing has instituted a telemarketing program to existing customers while also focusing on areas where routing is inefficient.

         Management is continuing its efforts towards developing dispatching software, which includes GPS tracking systems installed on all delivery vehicles. This software will increase dispatching efficiency and provide an additional management tool for more precise forecasting and direction for telemarketing and the outside sales force. Management believes that the aforementioned will reduce cost of goods and services sold as a percentage of revenues. Management estimates this software will be fully operational by the third quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

         Selling, general and administrative expenses consist primarily of compensation and related costs for managerial, selling and administrative personnel, fees for professional services, rent, insurance and other general corporate expenses.

         A comparison of selling, general and administrative expenses for the three months ended March 31, 2002 and 2003 is presented below.

                                      2002                2003         Change
                                    --------            --------       ------
Three-months ended:
       Selling, general and
         administrative expenses       600,480          828,172         38%
       Percentage of revenues               48%              77%

         For the three months ended March 31, 2003, selling, and general and administrative expenses increased significantly. For the three months ended March 31, 2003 insurance expense, professional fees and rents increased over March 31,2002 approximately $46,000, $37,000 and $27,000, respectively. The increase in insurance costs is a result of the insurance industry's rate increases that affected most corporate renewals, Whitewing's increase in staff, assets and revenues and the addition of Directors and Officers Insurance. The entire insurance portfolio was renewed during the fourth quarter of 2002. The increase in professional fees is a result of operating in the public environment and rents increased primarily as a result of the operation agreements with CWO and the new administrative offices. Lastly, selling, and general and administrative expenses include the non-cash compensation related to the options from the Business Advisory Agreement.

         In September of 2002, Whitewing relocated its administrative offices. In conjunction with the move, Whitewing modernized and increased the capacity of its computer network and telephone system. Whitewing has incurred interest and depreciation expense as a result of this modernization. In the long term, management believes that the relocation of the offices and the upgrade in its computer system will increase efficiency and reduce general and administrative costs. In addition, it frees up space for expansion in manufacturing.

DEPRECIATION AND AMORTIZATION INCLUDING GOODWILL IMPAIRMENT:

         Depreciation consists of amounts relating to property and equipment while amortization consists of amounts relating to intangible assets. Intangible assets consist of intellectual property, non-competition and other agreements and customer lists.

         A comparison of depreciation and amortization expense for the three months ended March 31, 2002 and 2003 is presented below.

                                            2002             2003       Change
                                          --------         --------     ------
Three-months ended:
         Depreciation and amortization     52,236           104,993        101%
         Percentage of revenues                4%               10%

         While conducting business under the CWO operating agreement the assets of CWO were only operated and maintained by Whitewing, and therefore Whitewing did not incur depreciation nor amortization expense on the CWO property and equipment. Beginning on September 17, 2002, the closing date with CWO, Whitewing began to incur depreciation and amortization expense which amounts to about $30,000 for each quarter. In September of 2002, Whitewing relocated its administrative offices and purchased property and equipment in conjunction with this relocation i.e. leasehold improvement, computers and office furniture and equipment. The annual depreciation and amortization expenses from these purchases is approximately $33,000.

INTEREST:

         A comparison of interest expense for the three months ended March 31, 2002 and 2003 is presented below.

                                       2002          2003     Change
                                     --------      --------   ------
Three-months ended:
       Interest                       29,788       236,269     693%
       Percentage of revenues              2%           22%

         Interest expense has increased both as a percentage of revenues and from quarter to quarter. The increases can be attributed to three major activities. Firstly, during the first quarter of 2002, Whitewing generated revenue as a result of the CWO operating agreement. Under this agreement, Whitewing did not incur interest expense on the assets used to generate the related revenue until September 2002 when the asset purchase was completed. Secondly, increases in capital leases, bank debt, and stockholder loans, primarily in the second half of 2002, resulted in higher interest expense. Lastly, interest expense has been recognized related to the convertible promissory notes issued in March 2003, which is comprised of approximately $51,000 and $128,000 related to the fair value of the warrants and the "in the money" conversion feature, respectively.

INCOME TAXES:

         Whitewing has not completed income tax filings for the year ended December 31, 2001 and intends to take the steps required to complete the tax filings as soon as practicable.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION:

CASH AND CASH EQUIVALENTS:

         Cash and cash equivalents at March 31, 2003 was $4,113 which is an increase of $4,113 from the cash and cash equivalent balance at December 31, 2002.

         Net cash used in operating activities for the three months ended March 31, 2003 was $638,992. This was primarily a result of Whitewing's net loss for the period, offset by a reduction in accounts payables and accrued expenses.

         Net cash used in investing activities for the three months ended March 31, 2003 was $316,695. The net cash used was a culmination of various items, a description of which follows. Collections on the note receivable amounted to $16,343. Cash used in investing activities consisted of net loans to affiliates of $327,230, which was advanced to Advanced Recovery Solutions, Inc. ("ARS"). ARS used these advances primarily for the purchase of machinery and equipment for its factory, located in Watertown, NY. The balance of cash used in investing activities was for the purchases of property and equipment, $5,808.

         Net cash provided by financing activities for the three months ended March 31, 2003 was $959,800. The cash provided was primarily from the cash received, $1,075,000, as a result of the issuance of promissory notes. The balance of $(115,200) was from the net activity of the proceeds from loans and repayments of loans and obligations under capital leases and due to affiliates.

LIQUIDITY AND CAPITAL RESOURCES:

         Certain conditions indicate Whitewing may be unable to continue as a going concern. At March 31, 2003 Whitewing had negative working capital of approximately $1,535,000, negative cash flows from operations of approximately $639,000. The accompanying financial statements do not include any adjustments that might be necessary should Whitewing be unable to continue as a going concern.

         Certain stockholders, who are board members, personally borrowed $500,000 from the bank in 2002 (bearing an interest rate of the bank's prime rate plus 1.5%, but not less than 6.25%) which was provided to Whitewing on an as needed basis. The balance on March 31, 2003 was approximately $478,000. The loan from the bank will be due and payable on September 30, 2003.

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

         In May, 2003 Management sold the land and building which is not used in operations to raise funds. The Company has renegotiated debt with its lending institution. Further, management intends to raise funds for acquisitions and working capital needs necessary to sustain the Company through the next twelve months. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

WHITEWING HAS INCURRED LOSSES AND LOSSES MAY CONTINUE.

         Whitewing incurred net losses of approximately $248,000 for the quarter ended March 31, 2002 and approximately $1,012,000 for the quarter ended March 31, 2003. Whitewing is likely to incur additional losses.

ITEM 3.  CONTROLS AND PROCEDURES

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

                          PART II -- OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

       In March 2003, the Company entered into several 8% convertible promissory notes ("the Notes") due February 28, 2004 for proceeds of $1,075,000. At the noteholders' option, subsequent to September 30, 2003, the principal and interest may be converted into the Company's common stock at $.15 per share. If the noteholders choose to convert the principal and interest into the Company's common stock, a maximum of 7,166,667 and 576,187 common shares could be issued for principal and interest, respectively. In addition, for each dollar of the loan, the noteholders received a warrant to purchase two shares of the Company's common stock at $.15 per share. The warrants may be exercised between September 30, 2003 and September 30, 2006. The warrants had a fair value of $321,000 at date of issuance, which is being recognized as interest expense over the term of the Notes. The Notes include anti-dilution provisions and have registration rights which require the Company to file Form SB-2 with the Securities and Exchange Commission as soon as practicable. The Notes also have piggyback registration rights.

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

Signature                    Capacity in which signed:           Date signed:
---------                    -------------------------           ------------

/s/ Joseph Bianco            Director                            May 27, 2003
Joseph Bianco

/s/ Andrew V. Latham, Jr.    Director, President                 May 27, 2003
Andrew V. Latham, Jr.        and Chief Executive Officer

/s/ Bruce Raben              Director                            May 27, 2003
Bruce Raben

/s/ Norman Raben             Director                            May 27, 2003
Norman Raben

/s/ Barbara Kane-Burke       Principal Accounting and            May 27, 2003
Barbara Kane-Burke           Financial Officer

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Andrew V. Latham, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Whitewing Environmental Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such internal controls to ensure that material information relating to the registrant and its subsidiaries (collectively, the "Company") is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 27, 2003                        /s/ Andrew V. Latham, Jr.
                                           -------------------------------------
                                           Andrew V. Latham, Jr.
                                           President and Chief Executive Officer

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Barbara Kane-Burke, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Whitewing Environmental Corp..;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such internal controls to ensure that material information relating to the registrant and its subsidiaries (collectively, the "Company") is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 27, 2003                                  /s/ Barbara Kane-Burke
                                                     ---------------------------
                                                     Barbara Kane-Burke
                                                     Chief Financial Officer