Form 10QSB/A
period 2002-06-30
WHITEWING ENVIRONMENTAL CORP
filed 2003-08-22
CIK 1001260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSBA

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

Consolidated Statements of Operations for the three
  months ended June 30, 2001 and 2002 and the six
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

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                         (FORMERLY WHITEWING LABS, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,      June 30,
                                       ASSETS          2001             2002
                                                    -----------     -----------
                                                     (Note 1)       (Unaudited)

Current assets:
    Cash and cash equivalents                       $   12,657      $   27,243
    Short term investments                                   -         200,000
    Accounts receivable, net of allowance for
      doubtful accounts of $39,000 and $57,000         439,088         678,485
    Inventory                                          215,704         220,351
    Note receivable, current portion                         -          64,970
    Due from affiliates                                 60,808         340,237
    Prepaid expenses                                    56,948          87,907
    Other current assets                                21,301          87,813
                                                    -----------     -----------
           Total current assets                        806,506       1,707,006
                                                    -----------     -----------

Property and equipment, net                          1,169,431       1,197,075
                                                    -----------     -----------

Other assets:
    Intangible assets:
      Goodwill, net                                     85,390          85,390
      Other intangible assets, net                     265,898         448,124
                                                    -----------     -----------
           Total intangible assets                     351,288         533,514

    Investment in affiliate - at equity                115,353          84,694
    Note receivable, net of current portion                  -         103,741
    Due from affiliates                                      -         209,000
    Other assets                                       126,491          90,241
                                                    -----------     -----------
           Total other assets                          593,132       1,021,190
                                                    -----------     -----------

           Total assets                             $2,569,069      $3,925,271
                                                    ===========     ===========

                                   (CONTINUED)


                           WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                   (FORMERLY WHITEWING LABS, INC.)

                                     CONSOLIDATED BALANCE SHEETS

                                             (CONCLUDED)

                                                                    December 31,        June 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                2001               2002
                                                                    ------------      ------------
                                                                      (Note 1)         (Unaudited)
Current liabilities:
    Line of credit                                                  $   500,000       $   674,000
    Bank loan                                                           278,500           278,500
    Current maturities of obligations
      under capital leases                                              135,421            99,513
    Current maturities of loans payable                                  73,441            29,215
    Current maturities of loans payable - related parties                75,000           172,752
    Accounts payable and accrued expenses                               508,801           828,760
    Deferred revenue                                                     34,470            42,759
    Stockholders' loans                                                      --            31,411
                                                                    ------------      ------------
           Total current liabilities                                  1,605,633         2,156,910

Stockholders' loans                                                      29,161                --
Obligations under capital leases, net of current maturities              91,744            78,665
Loans payable, net of current maturities                                 16,420             1,961
Loans payable - related parties, net of current maturities                   --             8,300
Convertible loans payable - subordinated to bank                        425,000                --
Security deposit                                                         15,000                --
Put option obligation                                                    93,310            76,428
                                                                    ------------      ------------

           Total liabilities                                          2,276,268         2,322,264
                                                                    ------------      ------------

Commitment and contingencies

Stockholders' equity:
    Common stock, $.001 par, 100,000,000 shares authorized,
      17,600,000 issued and 17,400,000 outstanding at December
      31, 2001 and 35,061,443 shares issued and outstanding
      at June 30, 2002                                                   17,600            35,061
    Additional paid-in capital                                          788,627         3,901,458
    Accumulated deficit                                                (501,426)       (2,092,062)
    Unearned compensation                                                    --          (241,450)
                                                                    ------------      ------------
                                                                        304,801         1,603,007

    Treasury stock (200,000 shares at cost)                             (12,000)               --
                                                                    ------------      ------------
           Total stockholders' equity                                   292,801         1,603,007
                                                                    ------------      ------------

           Total liabilities and stockholders' equity               $ 2,569,069       $ 3,925,271
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

                                                 4


                                WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                        (FORMERLY WHITEWING LABS, INC.)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                        For The                              For The
                                                   Three Months Ended                     Six Months Ended
                                             --------------------------------      --------------------------------
                                               June 30,            June 30,          June 30,           June 30,
                                                 2001               2002               2001               2002
                                             -------------      -------------      -------------      -------------
Service revenue                              $    514,729       $    826,879       $  1,000,839       $  1,626,622
Product sales                                     390,833            368,489            652,092            786,595
Rental income                                      24,811                 --             59,098             27,938
                                             -------------      -------------      -------------      -------------
                                                  930,373          1,195,368          1,712,029          2,441,155

Cost of goods and services sold                   542,599            697,761          1,016,917          1,440,375
                                             -------------      -------------      -------------      -------------

Gross profit                                      387,774            497,607            695,112          1,000,780
                                             -------------      -------------      -------------      -------------

Operating expenses:
    Selling, general and administrative
      expenses                                    384,878          1,748,530            717,192          2,416,216
    Depreciation and amortization                  50,499             57,789             95,104            110,025
                                             -------------      -------------      -------------      -------------
                                                  435,377          1,806,319            812,296          2,526,241
                                             -------------      -------------      -------------      -------------

Operating loss                                    (47,603)        (1,308,712)          (117,184)        (1,525,461)
                                             -------------      -------------      -------------      -------------

Other income (expense):
    Other income                                      663                 99                978                119
    Interest expense                              (24,118)           (21,089)           (54,135)           (50,877)
    Equity in loss of affiliate                        --            (13,243)                --            (13,778)
                                             -------------      -------------      -------------      -------------
                                                  (23,455)           (34,233)           (53,157)           (64,536)
                                             -------------      -------------      -------------      -------------

Loss before income taxes                          (71,058)        (1,342,945)          (170,341)        (1,589,997)

Income taxes                                         (185)                39                215                639
                                             -------------      -------------      -------------      -------------

Net loss                                     $    (70,873)      $ (1,342,984)      $   (170,556)      $ (1,590,636)
                                             =============      =============      =============      =============

Basic/diluted loss per share                          NIL       $       (.05)      $       (.01)      $       (.07)
                                                                =============      =============      =============

Weighted average shares outstanding            17,400,000         28,319,163         17,400,000         22,983,668
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



                                     WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                             (FORMERLY WHITEWING LABS, INC.)

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

                                    Common Stock           Additional                                Treasury Stock        Total
                                ---------------------       Paid-in    Accumulated    Unearned    -------------------- Stockholders'
                                   Shares     Amount        Capital      Deficit    Compensation   Shares      Amount      Equity
                                -----------   -------    -------------  ----------  ------------ ---------   ---------   -----------
Balance, January 1, 2002         17,600,000   $17,600    $    788,627   $(501,426)                200,000    $(12,000)   $  292,801

Common stock issued
    for services                    200,000       200           6,363                                                         6,563

Common stock issued
    for future services           1,000,000     1,000         249,000               $  (250,000)                                  -

Common stock sold for cash        3,200,000     3,200         737,367                                                       740,567

Options granted to
   Investment Bankers             4,500,000                 1,123,000                                                     1,123,000

Exercise options                                4,500          (2,250)                                                        2,250

Conversion of loans
    payable to common stock       1,700,000     1,700         423,300                                                       425,000

Reverse acquisition               6,861,443     6,861         576,051                            (200,000)     12,000       594,912

Recognition of compensation
    expense                                                                               8,550                               8,550
Net loss                                                               (1,590,636)                                       (1,590,636)
                                -----------   -------    -------------  ----------  ------------ ---------   ---------   -----------

Balance, June 30, 2002           35,061,443   $35,061    $  3,901,458 $(2,092,062)  $  (241,450)        -    $      -    $1,603,007
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



                           WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                  (FORMERLY WHITEWING LABS, INC.)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                                                         For The
                                                                   Six Months Ended
                                                                ------------------------
                                                                 June 30,      June 30,
                                                                   2001          2002
                                                                ----------    ----------

Cash flows from operating activities:
    Net loss                                                    $(170,556)  $(1,590,636)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                              95,104       110,004
        Bad debt expense                                               --        17,500
        Equity in loss of affiliate                                    --        13,778
        Noncash compensation                                           --     1,138,113
        Changes in assets and liabilities, net of effects of
          purchase of subsidiary:
             (Increase) decrease in operating assets:
               Accounts receivable                               (150,780)     (257,077)
               Inventory                                          (21,869)       (4,647)
               Prepaid expenses                                    20,545       (25,553)
               Other current assets                                 9,764       (66,511)
               Other assets                                       (16,594)      (13,716)
             Increase (decrease) in operating liabilities:
               Accounts payable and accrued expenses              141,567       297,771
               Deferred revenue                                    10,422         8,289
               Security deposit                                        --       (15,000)
                                                                ----------    ----------
Net cash used in operating activities                             (82,397)     (387,685)
                                                                ----------    ----------

Cash flows from investing activities:
    Collections on note receivable                                     --        10,696
    Net cash acquired from purchase of subsidiary                      --       228,322
    Advances to affiliates                                             --      (488,429)
    Purchase of property and equipment                           (106,618)     (107,797)
                                                                ----------    ----------
Net cash used in investing activities                            (106,618)     (357,208)
                                                                ----------    ----------

Cash flows from financing activities:
    Net proceeds from sales of common stock                            --       740,567
    Proceeds from line of credit                                       --       174,000
    Proceeds from convertible loans payable                        25,000            --
    Principal payments of capital lease obligations               (56,387)      (62,450)
    Principal payments on loans payable                           (38,162)      (58,685)
    Principal payments on loans payable - related parties              --       (38,453)
    Principal payments on bank loan                                   (74)           --
    Proceeds from exercise of stock options                            --         2,250
    Proceeds from stockholders' loans                              39,848        31,250
    Repayments of stockholders' loans                                  --       (29,000)
                                                                ----------    ----------
Net cash (used in) provided by financing activities               (29,775)      759,479
                                                                ----------    ----------

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

       On May 3, 2002, Total Recycling Services, Inc. and Subsidiaries signed and executed a stock for stock agreement with Whitewing Environmental Corp. in a transaction accounted for as a recapitalization (See Note 2). The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, Total Recycling Services, Inc. and Subsidiaries and the consolidated results of operations of the Company subsequent to the acquisition date of May 3, 2002.

       Effective February 7, 2002, Whitewing increased the number of its authorized shares of common stock from 10,000,000 to 100,000,000. On May 14, 2002, the Company changed its name from Whitewing Labs, Inc. to Whitewing Environmental Corp.

       The common stock and per share prices in the condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the recapitalization.

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

       Liquidity:

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Certain conditions indicate the Company may be unable to continue as a going concern. As of June 30, 2002, the Company had negative working capital of approximately $450,000, negative cash flows from operations of approximately $388,000, an accumulated deficit of approximately $2,092,000.

       Management intends to sell the land and building which is not used in operations to raise funds. The Company is in the process of renegotiating its debt with its lending institution. Further, management intends to raise funds for acquisitions and working capital needs necessary to sustain the Company through the next twelve months. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

       Recent Accounting Pronouncements:

       As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As of June 30, 2002, the Company had unamortized goodwill and intangible assets of approximately $533,514, subject to the provisions of SFAS No. 142.

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

       As noted above, the Company ceased amortizing goodwill effective January 1, 2002. The following are pro forma results assuming goodwill had not been amortized prior to January 1, 2002:

                                               For The                         For The
                                          Three Months Ended               Six Months Ended
                                     ----------------------------     ----------------------------
                                       June 30,         June 30,       June 30,          June 30,
                                         2001             2002           2001              2002
                                     -----------      -----------     -----------      -----------
Reported net loss                    $  (70,873)     $(1,342,984)    $ (170,556)      $(1,590,636)

Add back: goodwill
   amortization, net of tax               1,616               --           3,232               --
                                     -----------      -----------     -----------      -----------

Pro forma net loss                   $  (69,257)     $(1,342,984)     $ (167,324)     $(1,590,636)
                                     ===========      ===========       =========      ===========

Basic/diluted loss per share:
   As reported                          NIL           $     (.05)     $     (.01)      $     (.07)
                                                      ===========       =========      ===========

   As adjusted for non-
       amortization of goodwill         NIL           $     (.05)     $     (.01)      $     (.07)
                                                      ===========     ===========      ===========

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

2. RECAPITALIZATION OF TRS AND PRIVATE PLACEMENT:

       Recapitalization of TRS:

       On May 3, 2002, TRS signed and executed a stock for stock exchange agreement (the "Agreement")with Whitewing. In connection with the Agreement, all of the outstanding shares of TRS (1,400,000 shares) were exchanged for 28,000,000 shares of Whitewing's common stock. Immediately prior to the Agreement, Whitewing had 7,061,443 shares of common stock issued and outstanding.

       The transaction was accounted for as a recapitalization of TRS because Whitewing had no ongoing business. Whitewing is the acquiring entity for legal purposes and TRS is the surviving entity for accounting purposes. Accordingly, the accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, prior to May 3, 2002, Total Recycling Services, Inc. and Subsidiaries and the consolidated results of operations of the Company subsequent to the recapitalization.

       The common stock was valued at approximately $595,000, which is comprised of the fair value of the net assets of Whitewing, which consisted of cash, short-term investments, and a note receivable.

       On October 1, 2001, an option to purchase 4,500,000 shares of common stock at an exercise price of $.0005 was given to investment bankers in connection with the recapitalization. No accounting recognition was given to these options until the recapitalization, since exercise of the options was contingent upon consummating the recapitalization. The fair value of the stock option was $1,123,000 ($.25 per share) as determined by reference to an option-pricing model. Since this transaction has been recorded as a recapitalization of TRS, the fair value of the option has been charged to operations as of May 3, 2002. To determine the fair value of these options, the following assumptions were used: expected volatility of 0%, risk-free interest rate of 2.43%, and expected life of approximately seven months.

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
                        ========        ========        ========

                                     June 30, 2002
                      ---------------------------------------------   Estimated
                      Gross Carrying    Accumulated   Net Carrying   Useful Life
                          Amount       Amortization       Amount        (Years)
                      --------------   ------------   -------------  -----------

Goodwill                $  103,193      $   17,803     $   85,390     Indefinite
Intellectual property      194,504               -        194,504     Indefinite
                        ----------      ----------     ----------
                           297,697          17,803        279,894
                        ----------      ----------     ----------

Customer lists and
   agreements              311,100          71,480        239,620        15-20
Covenant not to
   compete                  30,000          16,000         14,000          5
                        ----------      ----------     ----------
                           341,100          87,480        253,620
                        ----------      ----------     ----------

Total                   $  638,797      $  105,283     $  533,514
                        ==========      ==========     ==========

                                          For The                      For The
                                     Three Months Ended            Six Months Ended
                                 --------------------------    ------------------------
                                   June 30,       June 30,        June 30,    June 30,
                                     2001           2002           2001         2002
                                 -----------    -----------    -----------  -----------
       Amortization expense         $7,755          $6,139       $15,509      $12,278

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

OVERVIEW

On May 3, 2002 Total Recycling Services, Inc. ("TRS") completed a private placement where the Company raised net proceeds of $740,567 in equity and as a result of the private placement, $425,000 of loans payable were converted into equity. Also, on May 3, 2002, TRS signed and executed a stock for stock exchange agreement (the "Agreement") with Whitewing Environmental Corp. (formerly Whitewing Labs, Inc.) In connection with the Agreement, Whitewing issued
28 million shares to the TRS stockholders in exchange for 100% of TRS' outstanding shares, 1.4 million. On October 1, 2001 TRS granted an option to purchase 4,500,000 shares of common stock at an exercise price of $.0005 in consideration for investment services and strategic business planning. In conjunction with the closing of the purchase of Whitewing the option was earned and exercised. Because the former TRS stockholders will own approximately 80% of the merged company after the completion of the merger, TRS is considered to be the accounting acquirer in the transaction. The transaction was accounted for as a recapitalization of TRS because Whitewing, the Registrant, had no ongoing business and, as a result, the Registrant's business is now one that services and sells products to the motor vehicle repair industry. Services include the collection of recyclable materials. Products include antifreeze and industrial absorbents.

The condensed consolidated financial statement information that accompanies this report, reflects the historical financial information of the predecessor entity prior to May 3, 2002, Total Recycling Services, Inc. and Subsidiaries and the consolidated results of operations of the Company subsequent to the recapitalization.

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

A comparison of selling, general and administrative expenses for the three and six months ended June 30, 2001 and 2002 is presented below.

                                       2001             2002            Change
                                       ----             ----            ------
Six-months ended:
         Selling, general and
       administrative expenses        717,192        2,416,216          237%
         Percentage of revenues            42%              99%

                                       2001             2002            Change
                                       ----             ----            ------
Three-months ended:
         Selling, general and
          administrative expenses     384,878        1,748,530          354%
         Percentage of revenues            41%             146%

For the three and six months ended June 30, 2002 selling, and general and administrative expenses increased significantly. In conjunction with the private placement and the recapitalization of TRS an option to purchase 4,500,000 shares was exercised. The option was granted to the individuals who assisted TRS in fulfilling its plan to raise capital for expansion. The fair value of the option was $1,123,000. Since the transaction between Whitewing and TRS was a recapitalization of TRS the fair value of the option was charged to operations. In 2001, the Company began to assemble the management infrastructure it believed was necessary to market the Company to equity investors, thereby fulfilling its aggressive plan of acquisitions and expansion. The infrastructure primarily included executive and middle management and additional sales persons. For the six months ended June 30, 2002 the Company continued to expand its management infrastructure. The Company also incurred various significant costs i.e. internal labor and professional fees related to the reverse merger and the private placement transaction, which were in excess of approximately $130,000. In addition, other costs increased as a percentage of sales over 2001, the most notable of these were the cost of insurance. For the six months ended June 30, 2001 and 2002 insurance expense was approximately $95,000 and $175,000 respectively. The increase in insurance costs is a result of the insurance industry's rate increases that affected most corporate renewals, the Company's increase in staff, assets and revenues and the addition of Directors and Officers Insurance.

In September of 2002 the Company is relocating its administrative offices. In conjunction with the move the Company is modernizing and increasing the capacity of its computer network and telephone system. The Company will incur interest and depreciation expense as a result of this modernization. Management believes that the relocation of the offices and the upgrade in its computer system will increase efficiency and reduce general and administrative costs.

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

Net cash used in operating activities for the six months ended June 30, 2002 was $387,685, this was primarily a result of the Company's net loss for the period after adding back depreciation and non-cash compensation.

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

Revenues for the three months ended June 30, 2002 as compared to revenues for the three months ended March 31, 2002 decreased by $50,421. This decrease in revenue is primarily a result of seasonality. The motor vehicle repair industry has some seasonality, which is a result of temperature extremes. Motor vehicles tend to falter with extreme temperatures i.e. hot or cold weather. Whitewing, as a servicer of the motor vehicle industry experiences some of the same seasonality as the industry it primarily services. Whitewing's slower seasons are the spring and fall seasons of the Northeastern United States.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

On May 20, 2002 Form 8-K/A was filed as notification that the closing with Total Recycling Services, Inc. closed on May 3, 2002. In addition it outlined the new composition of the board of directors and executive officers of the Registrant. (Under Item 1)

On May 22, 2002 Form 8-K was filed as notification of the Registrant's name change (from Whitewing Labs, Inc. to Whitewing Environmental Corp.) and that Board of Directors approved the dismissal of Moss Adams, LLP as the Company's independent accountants and the engagement of M.R. Weiser as the Company's independent accountants. (Under Item 4)

On July 19, 2002 Form 8-K/A was filed. This notification included the financial statements of businesses acquired and the pro forma financial information as required by the reverse merger of Whitewing Environmental Corp. and Total Recycling Services, Inc. The statements included were the Consolidated Financial Statements of Total Recycling Services, Inc. as of December 31, 2001 (audited) and March 31, 2002 (unaudited) and for the years ended December 31, 2001 and 2000 (audited) and for the three months ended March 31, 2002 and 2001 and the Consolidated Pro Forma Financial Statements (unaudited) of Whitewing Environmental Corp. and Total Recycling Services, Inc. as of March 31, 2002 and for the year ended December 31, 2001 and the three months ended March 31, 2002.

(Under Item 7a and b)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           Whitewing Environmental Corp.
                                           -----------------------------
                                           (Registrant)


Date      May 7, 2003                      /s/ Andrew V. Latham, President
          --------------------------       --------------------------------
                                           (Signature)*

Date      May 7, 2003                      /s/ Barbara Kane-Burke
          --------------------------       ------------------------------------
                                           (Signature)*

*Print the name and title of each signing officer under his signature.