Form 10QSB
period 2003-06-30
WHITEWING ENVIRONMENTAL CORP
filed 2003-08-29
CIK 1001260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 0-74220
                       -------

                          Whitewing Environmental Corp.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      95-4437350
            --------                                      ----------

(State or other jurisdiction of                (IRS Employer Identification No.)
   incorporation or organization)

                 730 Grand Avenue, Ridgefield, New Jersey 07657
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 943-0800
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,611,443

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheet at June 30, 2003 (unaudited)         3

              Consolidated Statements of Operations for the three months ended June 30, 2002 and 2003 and the six months ended
              June 30, 2002 and 2003 (unaudited)                              5

              Consolidated Statement of Stockholders' Equity for the
              six months ended June 30, 2003 (unaudited)                      6

              Consolidated Statements of Cash Flows for the six months
              ended June 30, 2002 and 2003 (unaudited)                        7

              Notes to Condensed Consolidated Financial Statements            9

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      23

ITEM 3.       CONTROLS AND PROCEDURES                                        37

                          PART II -- OTHER INFORMATION                       37

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2003

                                     ASSETS

Current assets:
   Accounts receivable, net of allowance for doubtful
      accounts of $68,000                                            $  899,055
   Inventory                                                            477,558
   Note receivable, current portion                                      68,294
   Prepaid expenses and other current assets                            316,952
                                                                     -----------
          Total current assets                                        1,761,859
                                                                     -----------

Property and equipment, net                                           2,934,507
                                                                     -----------

Other assets:
   Intangible assets, net                                             1,123,289
   Note receivable, net of current portion                               35,446
   Other assets                                                         152,681
                                                                     -----------
          Total other assets                                          1,311,416
                                                                     -----------

          Total assets                                               $6,007,782
                                                                     ===========

                                   (CONTINUED)

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2003

                                   (CONCLUDED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                   $    71,325
   Lines of credit                                                    1,070,544
   Current maturities of bank loans and mortgage                        127,255
   Current maturities of obligations under capital leases               106,603
   Current maturities of loans payable - related parties                835,176
   Current maturities of loans payable                                  167,635
   Convertible notes payable                                            548,951
   Accounts payable and accrued expenses                              1,613,839
   Due to affiliate                                                      17,285
   Deferred revenue                                                      40,807
                                                                     -----------
         Total current liabilities                                    4,599,420

Noncurrent liabilities:
   Bank loans and mortgage, net of current maturities                   772,453
   Obligations under capital leases, net of current maturities          197,937
   Loans payable - related parties, net of current maturities           132,992
   Loans payable, net of current maturities                             263,178
                                                                     -----------
         Total liabilities                                            5,965,980
                                                                     -----------

Commitment and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 500,000 shares
      authorized, no shares issued and outstanding                           --
   Common stock, $.001 par, 100,000,000 shares authorized,
      39,611,443 shares issued and outstanding                           39,611
   Additional paid-in capital                                         5,484,696
   Accumulated deficit                                               (5,482,505)
                                                                     -----------
         Total stockholders' equity                                      41,802
                                                                     -----------

Total liabilities and stockholders' equity                          $ 6,007,782
                                                                    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                 For The Three                       For The Six
                                                 Months Ended                        Months Ended
                                        June 30, 2002     June 30, 2003     June 30, 2002     June 30, 2003
                                        -------------     -------------     -------------     -------------
Service revenue                         $    826,879      $    691,675      $  1,626,622      $  1,356,336
Product sales                                368,489           761,537           786,595         1,169,892
Rental income                                     --                --            27,938                --
                                        -------------     -------------     -------------     -------------
                                           1,195,368         1,453,212         2,441,155         2,526,228

Cost of goods and services sold              697,761         1,097,602         1,440,375         1,947,792
                                        -------------     -------------     -------------     -------------

Gross profit                                 497,607           355,610         1,000,780           578,436
                                        -------------     -------------     -------------     -------------

Operating expenses:
   Selling, general and
      administrative expense               1,748,470         1,181,324         2,399,236         2,009,496
   Gain on sale of property and
      equipment, held for sale                    --          (173,373)               --          (173,373)
   Bad debt expense                               --            64,000            17,500            81,464
   Depreciation and amortization              57,789           128,965           110,025           233,958
                                        -------------     -------------     -------------     -------------
Total operating expenses                   1,806,259         1,200,916         2,526,761         2,151,545
                                        -------------     -------------     -------------     -------------

Operating loss                            (1,308,652)         (845,306)       (1,525,981)       (1,573,109)
                                        -------------     -------------     -------------     -------------

Other expense:
   Interest expense                          (21,089)         (463,854)          (50,877)         (700,123)
   Equity in loss of affiliate               (13,243)             (329)          (13,778)          (48,182)
                                        -------------     -------------     -------------     -------------

                                             (34,332)         (464,183)          (64,655)         (748,305)
                                        -------------     -------------     -------------     -------------

Net loss                                $ (1,342,984)     $ (1,309,489)     $ (1,590,636)     $ (2,321,414)
                                        =============     =============     =============     =============

Basic/diluted loss per share            $       (.05)     $       (.03)     $       (.07)     $       (.06)
                                        =============     =============     =============     =============

Weighted average shares outstanding       28,319,163        38,798,256        22,983,668        36,517,520
                                        =============     =============     =============     =============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

             THE ABOVE STATEMENTS GIVE RETROACTIVE EFFECT TO THE RECAPITALIZATION ON MAY 3, 2002.

                                                     5

                                    WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                     (UNAUDITED)

                                        FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                Common Stock             Additional                         Total
                                        ----------------------------       Paid-In       Accumulated     Stockholders'
                                           Shares          Amount          Capital         Deficit          Equity
                                        ------------    ------------    ------------    ------------     ------------
Balance, January 1, 2003                 34,211,443     $    34,211     $ 3,675,446     $(3,161,091)     $   548,566

Convertible notes payable "in the
   money" conversion feature                     --              --         754,497              --          754,497

Issuance of warrants to convertible
   notes payable holders                         --              --         320,503              --          320,503

Issuance of options for
   advisory services                             --              --         122,570              --          122,570

Common stock issued for consulting
   services                               1,400,000           1,400         194,600              --          196,000

Issuance of shares for acquisition        2,000,000           2,000         258,000              --          260,000

Common stock issued for advisory
   services (increment for
   amended agreement)                     2,000,000           2,000         155,430              --          157,430

Options issued for services                      --              --           3,650              --            3,650

Net loss                                         --              --              --      (2,321,414)      (2,321,414)
                                        ------------    ------------    ------------    ------------     ------------

Balance, June 30, 2003                   39,611,443     $    39,611     $ 5,484,696     $(5,482,505)     $    41,802
                                        ============    ============    ============    ============     ============

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                          6

                             WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                   For The Six
                                                                                   Months Ended
                                                                          ------------------------------
                                                                          June 30, 2002    June 30, 2003
                                                                          -------------    -------------
Cash flows from operating activities:
   Net loss                                                               $(1,590,636)     $(2,321,414)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                          110,025          233,958
       Bad debt expense                                                        17,500           81,464
       Equity in loss of affiliate                                             13,778           48,182
       Noncash compensation                                                 1,138,113          330,650
       Noncash interest expense                                                    --          548,951
       Gain on sale of property and equipment, held for sale                       --         (173,373)
       Changes in operating assets and liabilities, net of effects of purchase of subsidiary:
             (Increase) decrease in operating assets:
                Accounts receivable                                          (257,077)         (67,375)
                Inventory                                                      (4,647)         (70,047)
                Prepaid expenses and other current assets                     (92,064)          (5,591)
                Other assets                                                  (13,716)          21,637
             Increase (decrease) in operating liabilities:
                Accounts payable and accrued expenses                         297,750          149,565
                Deferred revenue                                                8,289            3,512
                Security deposit                                              (15,000)              --
                                                                          ------------     ------------

Net cash used in operating activities                                        (387,685)      (1,219,881)
                                                                          ------------     ------------

Cash flows from investing activities:
   Collections on note receivable                                              10,696           32,891
   Net payment for purchase acquisition, net of cash acquired                 228,322          (46,166)
   Advances to affiliates                                                    (488,429)        (332,794)
   Net proceeds from sale of property and equipment, held for sale                 --          494,461
   Purchase of property and equipment                                        (107,797)         (18,632)
                                                                          ------------     ------------

Net cash (used in) provided by investing activities                          (357,208)         129,760
                                                                          ------------     ------------

                                              (CONTINUED)

                                                   7

                             WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                              (CONCLUDED)

                                                                                  For The Six
                                                                                  Months Ended
                                                                         ------------------------------
                                                                         June 30, 2002    June 30, 2003
                                                                         -------------    -------------
Cash flows from financing activities:
   Decrease in cash overdraft                                            $        --      $   (43,343)
   Net proceeds from issuance of common stock                                740,567            2,000
   Proceeds from lines of credit                                             174,000          390,109
   Repayment of bank loans and mortgage                                           --         (449,731)
   Proceeds from convertible loans payable                                        --        1,075,000
   Principal payments of obligations under capital leases                    (62,450)         (67,439)
   Principal payments on loans payable                                       (58,685)         (34,618)
   Proceeds from loans payable - related parties                                  --          306,000
   Principal payments on loans payable - related parties                     (38,453)         (77,957)
   Proceeds from exercise of stock options                                     2,250               --
   Proceeds from stockholders' loans                                          31,250               --
   Repayments of stockholders' loans                                         (29,000)              --
   Repayments of due to affiliates                                                --           (9,900)
                                                                         ------------     ------------

Net cash provided by financing activities                                    759,479        1,090,121
                                                                         ------------     ------------

Net increase in cash and cash equivalents                                     14,586               --

Cash and cash equivalents - beginning of period                               12,657               --
                                                                         ------------     ------------

Cash and cash equivalents - end of period                                $    27,243      $        --
                                                                         ============     ============
Supplemental disclosure of cash flow information:
   Income taxes paid                                                     $        --      $     1,010
                                                                         ============     ============

   Interest paid                                                         $    20,879      $   122,316
                                                                         ============     ============

Supplemental schedule of noncash investing and financing activities:

   The Company leased various equipment under capital
     lease obligations                                                   $    13,463      $    31,000
                                                                         ============     ============

   The Company financed the purchase of certain intangible assets        $   144,504      $        --
                                                                         ============     ============

   The Company issued 1,000,000 shares of
     common stock in connection with future services                     $   250,000      $        --
                                                                         ============     ============

   Conversion of $425,000 notes payable into 1,700,000 shares of
     common stock                                                        $   425,000      $        --
                                                                         ============     ============

   Net assets acquired in acquisition less payment for acquisition       $        --      $ 1,106,470
                                                                         ============     ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                   8

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION:

       Organization:

       Whitewing Environmental Corp. ("Whitewing") was incorporated in 1993 under the laws of the state of Delaware. The consolidated entity, collectively referred to as the "Company", includes Whitewing, Total Recycling Services, Inc. ("TRS") and Advanced Recovery Solutions, Inc. d/b/a Complete Spill Solutions ("ARS"). TRS includes four wholly-owned subsidiaries: EMP, Inc. ("EMP"), Total Recycling Services of Connecticut, Inc. d/b/a Total Recycling Services ("TRS of CT"), Etters Realty, Inc. and ARS Properties, Inc. All significant intercompany balances and transactions have been eliminated.

       On May 3, 2002, TRS executed a stock for stock exchange agreement with the Company which was accounted for as a recapitalization. The accompanying consolidated financial statements reflect the historical results of the predecessor entity, Total Recycling Services, Inc. and Subsidiaries, and the consolidated results of operations of the Company subsequent to the recapitalization date of May 3, 2002.

       The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the recapitalization on May 3, 2002.

       On May 8, 2003, Whitewing purchased 50% of ARS which, together with the 50% of ARS it owned at the time, brought the Company's ownership of ARS to 100%.

       The accompanying interim unaudited consolidated balance sheets, statements of operations, stockholders' equity and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company at June 30, 2003 and the results of their operations for the three and six months periods ended June 30, 2002 and 2003.

       The accompanying interim consolidated financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include all information and notes normally provided in annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto of Whitewing and ARS for the year ended December 31, 2002.

       Included in Form 8-K/A of Whitewing as filed on July 22, 2003 with the SEC are ARS's audited financial statements for the year ended December 31, 2002. In Form 10-KSB of Whitewing as filed on April 15, 2003 are Whitewing's audited financial statements for the year ended December 31, 2002.

       The results of the operations for any interim period are not necessarily indicative of, nor are they comparable to, the results of operations for any other interim period or for the full fiscal year.

       Basis of Presentation:

       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations of approximately $1,220,000 during the six months ended June 30, 2003, negative working capital of approximately $2,838,000 at June 30, 2003, and an accumulated deficit of approximately $5,483,000 at June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       Management is in the process of raising additional funds from a private placement (see Note 16) which is intended to generate working capital necessary to sustain the Company through the next twelve months and positively impact revenues. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

       Inventory:

       Inventory is comprised of raw materials and finished goods and is recorded at cost, determined by the first-in, first-out method.

       Cost of Goods and Services Sold:

       Cost of goods and services sold includes cost of expenses related to both service revenue and product sales. For the recycling business segment, in addition to the cost of products sold that were purchased from external vendors, amounting to approximately $170,000 and $356,000 for the three months ended June 30, 2002 and 2003, respectively, and $237,000 and $418,000, for the six months ended June 30, 2002 and 2003, respectively, such costs include those relating to trucks, drivers and other associated costs. To the extent that such latter costs are generally expended simultaneously in the furtherance of revenues, the Company has not sought to segregate such amounts from those costs relating to the underlying sources of revenues.

       Shipping and Handling:

       Shipping and handling costs related to sales of product are expensed as incurred and are recorded in cost of goods sold.

       Recent Accounting Pronouncements:

       In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Subject to certain exception, this statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have an impact on its consolidated financial statements.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have an impact on its consolidated financial statements.

       Reclassification:

       Certain amounts have been reclassified in the 2002 consolidated financial Statements to conform to the presentation used in the 2003 consolidated financial statements.

2.     ACQUISITION OF ADVANCED RECOVERY SOLUTIONS, INC.:

       The Company had a 50% investment in ARS, which was accounted for under the equity method. ARS manufactures and distributes industrial absorbents.

       On February 26, 2003, the Company signed a Stock Purchase Agreement with the shareholders of ARS to purchase the remaining 50%, for 2,000,000 shares of the Company's common stock and $223,122, in the form of cash ($50,000) and a promissory note ($173,122). The 2,000,000 shares of the Company's common stock were valued at $260,000, based on a six-day average closing price of the Company's common stock on April 15, 2003, the date of announcement. The sellers' shares of ARS are in escrow and will be released to the Company as payments are made. The purchase price has been allocated to ARS's tangible and intangible assets based on their estimated fair values on May 8, 2003, the date of acquisition. The Company purchased the remaining 50% of ARS to expand its current production capabilities and aggressively develop product lines that it has researched and developed. The results of operations of ARS have been included in the consolidated financial statements from the date of acquisition.

       The sellers have entered into employment agreements with the Company which include performance bonuses. If the performance bonuses are met, the purchase price will increase at such time.

       The total estimated purchase price of the acquisition is as follows:

           Cash                                                    $     50,000
           Loan payable (See Note 9)                                    173,122
           Common stock                                                 260,000
           Amount due from ARS payable to TRS                           669,514
                                                                   -------------

                                                                   $  1,152,636
                                                                   =============

       Under the purchase method of accounting, the total estimated purchase price as shown in the table above is allocated to ARS's net assets based on their estimated fair values as of the date of acquisition as follows:

           Cash                                                    $      3,834
           Accounts receivable                                          256,087
           Inventory                                                    202,578
           Prepaid expenses and other current assets                     59,800
           Property and equipment                                     1,477,396
           Intangibles (includes formulae)                              574,465
           Other assets                                                  29,201
           Line of credit                                              (205,838)
           Bank loans and mortgage                                     (924,488)
           Obligation under capital lease                               (28,460)
           Loans payable                                                (15,690)
           Accounts payable and accrued expenses                       (276,249)
                                                                   -------------

                                                                   $  1,152,636
                                                                   =============

       The allocation of the purchase price is preliminary. Management intends to hire an independent valuation specialist in order to assist management in determining the fair values and useful lives of the intangible and long-lived assets.

       The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and six months ended June 30, 2002 and 2003 as if the acquisition had occurred at the beginning of the respective periods.

                                        For The Three                    For The Six
                                        Months Ended                     Months Ended
                              June 30, 2002   June 30, 2003    June 30, 2002   June 30, 2003
                               -------------  -------------    -------------   -------------
       Net revenue             $  1,495,778   $  1,590,399     $  3,055,421    $  2,943,677
       Net loss                  (1,367,495)      (879,233)      (1,622,899)     (2,524,994)
       Net loss per share              (.05)          (.02)            (.07)           (.07)

3.     BUSINESS ADVISORY AGREEMENT:

       On January 28, 2003, the Company entered into a twelve month Business Advisory Agreement (the "Agreement") for services in connection with raising funds for the Company. Furthermore, the Agreement provides for the issuance of a warrant to purchase shares with a market value of 10% of the aggregate gross consideration, if raised. The Company will issue a warrant for 650,000 shares of common stock at an exercise price of $.08 per share upon the first closing of a private placement in connection with raising funds for the Company (See Note 16).

       The Agreement included options to purchase 1,750,000 shares of the Company's common stock at $.001 as an inducement for entering into the Agreement. Compensation expense of $122,570 was recognized in the three months ended March 31, 2003. On April 1, 2003, the Company and the advisor amended the Agreement pursuant to which the options were cancelled and the Company sold 2,000,000 shares of Common Stock to the Advisor at a price of $.001 per share.

       The fair value of the stock award was $278,000, which is the fair value of the stock ($.14 per share) less proceeds received ($2,000). During the three months ended June 30, 2003, the Company expensed $155,430, which together with $122,570 expensed during the three months ended March 31, 2003 under the original agreement, brought the total compensation expense recognized under the Agreement to $278,000.

4.     CONSULTING AGREEMENTS:

       As of April 1, 2003, the Company entered into consulting agreements with 8 individuals, each of whom is to provide either business development, marketing, or legal services to the Company through March 31, 2004. As consideration for these services, the Company issued an aggregate of 1,400,000 shares of common stock. The fair value of the shares of common stock at the measurement date (April 1, 2003) was $196,000 ($.14 per share of common stock). During the three and six months ended June 30, 2003, the Company expensed $49,000. As of June 30, 2003, the remaining $147,000 was recorded in prepaid expenses.

5.     CONVERTIBLE NOTES PAYABLE:

       In March 2003, the Company, in a private transaction, received $1,075,000 in exchange for (i) 8% convertible promissory notes (the "Notes") in the aggregate principal amount of $1,075,000 due February 28, 2004 and (ii) warrants exercisable for a total of 2,150,000 shares of common stock at $.15 per share during the period commencing on September 30, 2003 and ending on September 30, 2006. The warrants had a fair value of $320,503 at the date of issuance, creating a discount which is being recognized over the term of the Notes. At the noteholders' option, subsequent to September 30, 2003, the principal and interest may be converted into the Company's common stock at an initial conversion price of $.15 per share. If the noteholders choose to convert the principal and interest into the Company's common stock, a maximum of 7,166,667 and 576,187 common shares could be issued for principal and interest, respectively. Each noteholder received a warrant to purchase two shares of the Company's common stock for each dollar loaned to the Company. The Notes and the warrants include anti-dilution provisions and have certain registration rights which require the Company to file a Registration Statement with the SEC with respect to the shares of common stock issuable upon conversion of the Notes and exercise of the warrants, as soon as practicable. Holders of the Notes also have certain piggyback registration rights. Holders of the Notes may require the Company to redeem the Notes in the event the Company receives gross proceeds from the public or a private sale of its securities of at least $3,000,000. However, one Note in the aggregate principal amount of $500,000 requires redemption of such Note in the event the Company receives gross proceeds from such sales of its securities of at least $500,000. The Company has reserved 2,150,000 shares of common stock for issuance upon exercise of the warrants.

       The Notes include an "in the money" conversion feature that allows the holders to convert to common stock at $.15 per share of common stock. The discount arising from the "in the money" conversion feature was $754,497 and is being recognized on a straight-line basis as interest expense until the Notes become convertible (September 30, 2003).

       For the three months and six months ended June 30, 2003, interest expense recognized for the warrants was approximately $58,000 and $312,000, respectively, and interest expense recognized for the "in the money" conversion feature was $109,000 and $440,000, respectively.

       In August 2003, the Company and the Note holders amended the Notes so that the conversion price of the Notes was reduced from $.15 per share to $.08 per share. Three holders with Notes aggregating $575,000 agreed to amend the Notes so that the principal and interest automatically convert into shares of common stock upon the first closing of the Company's private placement. The principal amount will convert into 7,188,000 shares of common stock. The Company and the holder of the remaining Note in the amount $500,000 have also agreed to reduce the conversion price from $.15 per share to $.08 per share. In addition, such Note holder has also waived the right to redeem the Note in the event that the Company receives gross proceeds from sales of its securities of at least $500,000, in exchange for the Company's agreement to repay $250,000 on the Note balance if the Company receives gross proceeds from this offering in excess of $1,500,000. (See Note 16).

6.     INVENTORY:

       Inventory consists of the following:

                                                              June 30, 2003
                                                              -------------
                                                               (Unaudited)

            Raw materials                                     $     184,556
            Finished goods                                          293,002
                                                              --------------
                                                              $     477,558
                                                              ==============

7.     PROPERTY AND EQUIPMENT:

       Property and equipment at June 30, 2003 consists of the following:

                                                                            Estimated
                                                                          Useful Lives              Depreciation
                                                June 30, 2003               In Years                    Method
                                                -------------             -------------              ------------
                                                 (Unaudited)
            Equipment                           $    2,769,972               5-10                   Straight-line
            Building and improvements                  864,977                 40                   Straight-line
            Land                                       223,800
                                                ---------------

                                                     3,858,749
            Accumulated depreciation
              and amortization                        (924,242)
                                                ---------------
                                                $    2,934,507
                                                ===============

       At June 30, 2003, property and equipment under capital leases amounted to $304,713, net of accumulated depreciation of $168,797. Depreciation expense for the three months ended June 30, 2002 and 2003 was $51,650 and $100,873, and for the six months ended June 30, 2002 and 2003 was $97,747 and $196,921, respectively.

8.     INTANGIBLE ASSETS:

       Intangible assets at June 30, 2003 consists of the following:

                                                   June 30, 2003 (Unaudited)
                                     -----------------------------------------------------          Estimated
                                     Gross Carrying        Accumulated      Net Carrying         Useful Life In
                                         Amount           Amortization          Amount                 Years
                                     ---------------     -------------      --------------       --------------
       Intellectual property         $      194,505      $         --       $     194,505          Indefinite
                                     ---------------     -------------      --------------

       Customer lists and
          agreements                        431,781      $     99,589             332,192             15-20

       Formulae and other
          intangible assets
          (acquired in ARS
          acquisition)                      574,465             9,706             564,759              10

       Covenant not to compete               63,000            31,167              31,833               5
                                     ---------------     -------------      --------------
                                          1,069,246           140,462             928,784
                                     ---------------     -------------      --------------

       Total                         $    1,263,751      $    140,462       $   1,123,289
                                     ===============     =============      ==============

       Amortization expense amounted to $6,139 and $28,092 for the three months ended June 30, 2002 and 2003 and $12,278 and $37,037 for the six months ended June 30, 2002 and 2003, respectively.

       Estimated aggregate amortization expense is as follows:

                  For The Years
                     Ended
                  December 31,
                  -------------
                      2003 (remaining six months)                  $    54,481
                      2004                                             104,066
                      2005                                              95,415
                      2006                                              88,074
                      2007                                              88,074
                      2008                                              88,074
                      Thereafter                                       410,600
                                                                   ------------

                                                                   $   928,784
                                                                   ============

9.     RELATED PARTY TRANSACTIONS:

       During the three and six months ended June 30, 2003, the Company purchased $39,434 and $64,516 of goods for resale from ARS prior to the date of acquisition.

       Loans from members of the Board of Directors and other officers of the Company were made during the six months ended June 30, 2003 and amounted to $201,000 and $55,000, respectively. Each of the loans bears interest at 8% and is due on demand. As of August 15, 2003, the loans from members of the Board of Directors and other officers of the Company amounted to approximately $345,000 and $87,000. Furthermore, two members of the Board of Directors entered into an agreement in August 2003 to convert $345,000 of such loans payable into 4,312,500 shares of common stock, upon the first closing of the private placement.

       On May 6, 2003, ARS entered into a Note and Security Agreement with a director for $50,000, bearing interest at 8% per annum. The term is for five months with monthly payments of $5,000, plus 50% of the net profit, as defined, for each of the months in the term. The Note and Security Agreement is collateralized by equipment, inventory and real property (second to the mortgage and equipment loan lenders).

       Included in due to affiliate at June 30, 2003 is $17,285 due to TRS Stock Acquisition Ltd., a company owned by certain stockholders. As of June 30, 2003, the Company has guaranteed $20,267 of liabilities due from TRS Stock Acquisition Ltd. to certain parties.

       On January 24, 2003, a Loan and Security Agreement was amended to include an overadvance facility of $200,000. The amendment includes a $200,000 guarantee from two directors for the term of the Loan and to Security Agreement.

       In May 2003, the Company entered into a loan payable of $173,122 (bearing interest at 7.5% per annum) to the former owners of ARS, who now are shareholders of the Company. Monthly payments commence on September 1, 2003 in the amount of $5,556, which includes principal and interest for 36 months.

10.    LINE OF CREDIT, MORTGAGE PAYABLE AND EQUIPMENT LOAN:

       On March 26, 2002, ARS entered into a Loan and Security Agreement with a bank, which was subsequently amended in October 2002. The Loan and Security Agreement consists of a Revolving Line of Credit of $500,000 due March 1, 2004 and an Equipment Loan of $300,000, with a term of three years. The Revolving Line of Credit bears interest at the bank's prime rate plus 1.25% (5.5% at June 30, 2003) per annum and the Equipment Loan bears interest at 7.5% per annum. Monthly principal payments of $8,307 are due on the Equipment Loan beginning April 1, 2003 until March 1, 2006. The Loan and Security Agreement is collateralized by substantially all assets (other than real estate) of ARS. The borrowings under the Revolving Line of Credit are subject to the availability of 80% of eligible accounts receivables and 40% of eligible inventory of ARS. The Company, the President of the Company and the President of ARS have guaranteed the facility. The President of ARS's guarantee is limited to $125,000. The Company unconditionally guarantees payment of all amounts owing under the facility. The guarantee remains in effect until the facility is paid in full.

       At June 30, 2003, outstanding balances on the lines of credit (including the ARS Revolving Line of Credit) were $1,070,544. As of June 30, 2003, no borrowings were available under the lines of credit. At June 30, 2003, the outstanding balance on the Equipment Loan was $278,379.

       In addition, on July 31, 2002, ARS entered into a $641,250 mortgage on the commercial property located in Watertown, New York that matures on August 1, 2017 with a financial institution. The mortgage note is collateralized by the land and building. Principal and interest payments of $5,944 are due monthly. The mortgage note bears interest at a variable rate (adjusted every three years) of prime plus 2.75% (7.5% at June 30, 2003). At June 30, 2003, the outstanding balance on the mortgage was $621,329. The Company and the President of the Company have guaranteed the mortgage.

       Principal payments on the above equipment loan and mortgage are as follows:

                 Years Ended
                   June 30,
                 -----------
                                                   (Unaudited)

                    2004                           $  127,255
                    2005                              127,282
                    2006                              106,764
                    2007                               32,040
                    2008                               34,527
                    Thereafter                        471,840
                                                   -----------

                                                   $  899,708
                                                   ===========

       The mortgage on the Pennsylvania property and the term loan were paid off when the building and land were sold on May 21, 2003.

11.    NET LOSS PER SHARE:

       Basic loss per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company's stock options, warrants and convertible securities. During the three months and six months ended June 30, 2002 and 2003, such incremental amounts were excluded from the calculation since their effect would be anti-dilutive (see below). Basic and diluted loss per share have been retroactively restated to reflect the recapitalization by including the number of equivalent shares received by TRS.

       As of June 30, 2003, 1,885,000 outstanding options, 2,150,000 outstanding warrants and 7,166,667 potential common shares from convertible notes payable were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2003 because to do so would be anti-dilutive. Such instruments could potentially dilute future earnings per share. There were no outstanding options, warrants or potential common shares from convertible notes payable at June 30, 2002.

12.    COMMITMENTS AND CONTINGENCIES:

       Effective December 17, 2002, the New Jersey Department of Environmental Protection ("NJDEP") began regulating the recycling of antifreeze and the Company became obligated to obtain a Class D Recycling Permit for this process. The Company did not obtain the necessary permit and received two Notices of Violation ("NOV") from the NJDEP. In March 2003, the Company retained an environmental consulting firm to assist it in the application preparation process for this permit.

       On July 7, 2003, the Company received a NOV from the Pennsylvania Department of Environmental Protection to obtain a permit, which the Company submitted in March 2003.

       The Company is in the process of resolving a NOV from the Connecticut Department of Environmental Protection concerning its handling of solvents collected from its customers.

       The Company believes that the NOVs will not have a material impact on the financial position or operations of the Company.

13.    INCOME TAXES:

       The temporary differences that give rise to deferred tax assets are the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. At June 30, 2003, the Company has computed a deferred tax asset in the amount of approximately $1,046,000, and has provided a 100% valuation allowance on the deferred tax asset due to the uncertainty regarding the realization of the future tax benefits.

       The Company has not completed income tax filings for the year ended December 31, 2001 and intends to take the steps required to complete the tax filings as soon as practicable.

       The valuation allowance increased during the three months ended June 30, 2002 and 2003 by $204,000 and $42,000, respectively, and during the six months ended June 30, 2002 and 2003 by $297,000 and $408,000, respectively.

14.    2003 STOCK OPTION PLAN:

       On May 7, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan ("Plan"). Shares issuable under the Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company. The maximum number of shares of common stock with respect to which awards may be granted pursuant to the Plan is initially 7,000,000 shares. The Company has reserved 7,000,000 shares of common stock for issuance upon the exercise of these options. The Plan will be administered by the Compensation Committee which was appointed by the Board of Directors. The Compensation Committee will determine the persons to whom awards will be granted, the type of award and, if applicable, the number of shares to be covered by the award. The exercise price of any incentive stock option or nonqualified option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant, except as defined in the Plan with respect to a 10% stockholder. Unless terminated earlier by an action of the Board of Directors, the Plan will terminate May 7, 2013.

       On May 8, 2003, the Company granted 50,000 stock options, pursuant to its 2003 Stock Option Plan, to two former employees at an exercise price of $.08 per share (which was not less than the fair value on the date of the grant). The fair value of these options was calculated to be $3,650 ($.073 per share) using the Black Scholes Option Pricing Model.

       On May 8, 2003, the Company granted 1,835,000 stock options, pursuant to its 2003 Stock Option Plan, to key employees at an exercise price of $.08 per share (which was not less than the fair value on the date of grant). The stock options expire in ten years. The fair value of each option grant is estimated on the date of grant by use of the Black Scholes Option Pricing Model:

                                                                  For The Three       For The Six
                                                                  Months Ended       Months Ended
                                                                  June 30, 2003      June 30, 2003
                                                                  -------------      -------------
                                                                  (Unaudited)        (Unaudited)
       Net loss, as reported                                      $ (1,309,489)      $ (2,321,414)
       Less stock-based compensation expense
         determined under fair value method for
         all stock options, net of related income
         tax benefit                                                   (37,296)           (37,296)
                                                                  -------------      -------------

       Pro forma net loss                                         $ (1,346,785)      $ (2,358,710)
                                                                  =============      =============

       Basic and diluted loss per share, as reported              $       (.03)      $      (0.06)
       Basic and diluted loss per share, pro forma                $       (.03)      $      (0.06)

       There were no options outstanding at June 30, 2002.

15.    SEGMENT REPORTING:

       The Company has two reportable business segments: Waste Recycling Products and Services and Absorbents. Prior to its acquisition of ARS on May 8, 2003, the Company only had one segment.

                                                             Three Months      Six Months
                                                                Ended            Ended
                                                            June 30, 2003     June 30, 2003
                                                            -------------     -------------
                                                             (Unaudited)       (Unaudited)
       Total revenue:
       Waste recycling products and services                $  1,168,606      $  2,241,622
       Absorbents                                                284,606           284,606
                                                            -------------     -------------

            Total                                           $  1,453,212      $  2,526,228
                                                            =============     =============

                                                             Three Months      Six Months
                                                                Ended            Ended
                                                            June 30, 2003     June 30, 2003
                                                            -------------     -------------
                                                             (Unaudited)       (Unaudited)
       Net loss:
       Waste recycling products and service                 $   (659,294)     $ (1,589,997)
       Absorbents                                                (46,896)          (46,896)
       Corporate/other                                          (603,299)         (684,521)
                                                            -------------     -------------

            Total                                           $ (1,309,489)     $ (2,321,414)
                                                            =============     =============
       Assets:
       Waste recycling products and services                                  $  2,228,773
       Absorbents                                                                1,448,969
       Corporate/other                                                           2,330,040
                                                                              -------------

            Total                                                             $  6,007,782
                                                                              =============

       In May 2003, the Company sold land and building in the waste recycling products and service segment for net proceeds of $494,461.

16.    SUBSEQUENT EVENTS:

       Private Placement:

       In July 2003, the Company entered into an agreement with Maxim Group, LLC, ("Maxim") to serve as placement agent on a private placement to be completed at the end of the third or beginning of the fourth quarter. Under the terms of the offering, the Company contemplates raising up to $2,000,000 of gross proceeds, which will be used for working capital. In addition, the Company entered into a one year advisory agreement with Maxim.

       Employment Agreements:

       In August 2003, the Company entered into employment agreements with two officers and a consultant. The agreements are effective upon the first closing of the private placement. On the effective date the consultant will become an officer of the Company. Each agreement is for a term of two years and includes an automatic one year extension unless either party terminates the agreement at least three months prior to the expiration of the term. The agreements contain a commitment for aggregate annual salaries of $440,000 and a performance bonus for each of the years. The employment agreement to the consultant provides for the issuance of an option to purchase 2,000,000 shares of common stock under the 2003 Stock Option Plan. The option will be for a term of 10 years and will vest one-half upon the effective date, and one-quarter on the first and second anniversaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Report on Form 10-QSB contains forward-looking statements by Whitewing Environmental Corp. ("Whitewing") or ("The Company") concerning its expectations about its financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as may, should, anticipate, believe, plan, estimate, expect and intend, and other similar expressions identify forward-looking statements. These forward-looking statements may include statements about, for example, the issuance of shares, the continued growth and success of the business, and the ability to further develop and achieve commercial success for Whitewing's business strategy. These statements are based on managements' current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include the risks described under "Risk Factors" in Whitewing's other filings with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to Whitewing as of the date of this document, and Whitewing assumes no obligation to update these cautionary statements or any other forward-looking statements.

OVERVIEW

         Whitewing conducts business in two segments through two wholly owned Subsidiaries - Total Recycling Services, Inc. ("TRS") and Advanced
Recovery Solutions ("ARS"). TRS provides services and products primarily to the motor vehicle industry. ARS currently manufactures industrial absorbents.

         On May 3, 2002 Total Recycling Services, Inc. completed a private placement through which it raised net proceeds of $722,067 in equity and as a result of the private placement, $425,000 of loans payable were converted into equity. Also, on May 3, 2002, TRS signed and executed a stock for stock exchange agreement (the "Agreement") with Whitewing Environmental Corp. In connection with the Agreement, Whitewing issued 28 million shares to the TRS stockholders in exchange for all of the outstanding shares of TRS, totaling 1.4 million shares. On October 1, 2001 TRS granted an option to purchase 4,500,000 shares of common stock at an exercise price of $.0005 in consideration for investment services and strategic business planning. In conjunction with the closings of the private placement and Whitewing, the option was earned and exercised. Because the former TRS stockholders own approximately 80% of the merged company after the completion of the merger, TRS is considered to be the accounting acquirer in the transaction. The transaction was accounted for as a recapitalization of TRS because Whitewing, the Registrant, had no ongoing business. As a result, the Registrant's business is now one that provides services and sells products to the motor vehicle repair industry and manufactures industrial absorbents. Services include the collection of recyclable materials such as oil filters, waste oil, used antifreeze, and used absorbents, and the sale of products including antifreeze, used oil, and industrial absorbents.

         The consolidated financial statement information that accompanies this report reflects the historical financial information of the predecessor entity, prior to May 3, 2002, Total Recycling Services, Inc. and its Subsidiaries and the consolidated results of operations of the Company subsequent to the recapitalization.

         Whitewing began operations in 1992, in the business of collecting and recycling used automotive oil filters. After establishing a foothold in the industry, Whitewing began to acquire small, strategically located businesses and developed technologies to expand the services offered to its customers. Today, Whitewing is a leader in the recovery and recycling of used oil filters, used antifreeze and it provides related services: principally parts washer and brake washer sink rentals as well as providing absorbent supplies to the retail and fleet automotive service and repair industry. Currently Whitewing has a presence in a sixteen state area, with an active customer base of approximately 6,800. Beginning in January 2002, Whitewing began collecting and selling used oil.

         Whitewing had negotiated to purchase some of the assets of Connecticut Waste Oil, Inc. ("CWO") in two parts. Effective January 1, 2002, Whitewing entered into an Equipment Lease and Operating Agreement with CWO in order to assume business operations before the closing of the asset purchase agreement.

Under the agreement, the revenue from servicing CWO's customers was retained by Whitewing, and Whitewing was obligated to pay related operating expenses. On September 17, 2002, Whitewing completed part one of the purchase agreement which entailed the purchase of assets related to Connecticut Waste Oil's oil collection services, including vehicles, inventory, and customer lists. The purchase price for part one was approximately $540,000. Whitewing paid CWO $50,000 at closing and signed a $94,563 note payable, due in two installments of $50,000 plus interest imputed at 7.5%. The first installment was due 180 days after closing, but by mutual consent the payment was not made. A plan of disbursement is being worked on with the seller. The second payment is due 180 days after Whitewing receives certain permits from the Connecticut Department of Environmental Protection. Whitewing was due a net amount from CWO totaling approximately $91,000 and assumed approximately $144,000 of loans and capital leases. In addition, Whitewing and the former owners of CWO entered into consulting agreements which, in accordance with FASB No. 141, were recorded as part of the purchase price. The fair value of the obligation under the consulting agreements is approximately $291,000, plus interest, imputed at 7.5%. The agreements are payable in sixty monthly installments, commencing August 1, 2004. Part two is the purchase of the tank farm. Whitewing has negotiated to complete this phase once Whitewing receives certain permits from the Connecticut Department of Environmental Protection. The cost of the tank farm is $200,000 and will be financed by the seller, Connecticut Waste Oil.

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

         ABSORBENT SUPPLY AND RECYCLING - Whitewing distributes a full line of absorbents, including absorbent pads, loose material (including a private labeled absorbent product called "TotalSorb"), and booms and pillows that are used for emergency spill response, as well as for regular maintenance cleaning. Advanced Recovery Solutions, Inc., a company owned 50% by Whitewing, also produces many of these products. (On February 26, 2003, the Company signed a Stock Purchase Agreement with the shareholders of ARS to purchase the remaining 50%, for 2,000,000 shares of the Company's common stock and $223,122 (cash of $50,000 and a promissory note of $173,122). In May, Whitewing acquired the remaining 50% of the shares and now owns 100% of ARS). Whitewing charges customers a fee to collect and dispose of the used absorbents, which are burned as fuel at a waste to energy co-generation facility either directly or after first being used to solidify sludge.

GROWTH STRATEGY:

TRS has embarked on a multi-pronged strategy, which will go into effect over the coming months:

- Move its New Jersey facility into a larger nearby manufacturing and distribution center.

- Significantly expand its reverse osmosis antifreeze recycling system.

- Maximize the volume of recycled antifreeze that it currently purchases from a regional antifreeze recycler. This supplier has significantly more recycling capacity than its customer base requires. As a consequence, TRS has been able to contract for their excess capacity at very favorable pricing and terms. It is anticipated that this supply contract and our present system will be able to meet TRS's needs for the next 12 to 18 months, by which time TRS expects to be in its new facility and to have its enlarged and upgraded system in operation.

- Through its environmental products department, aggressively market acid neutralizing pads (manufactured by ARS) to the wireless telecommunication industry. Preliminary telemarketing results have indicated that this is a substantial, largely untapped market. Every cell tower in the country has back up battery power and the telecommunication companies need to neutralize the battery acid when those batteries leak.

- Implement an aggressive acquisition strategy for companies in the Waste Oil business. Management has targeted appropriate facilities within its current operating area and will, after further investigation and analysis, focus its efforts on facilities with the best logistic fit.

ARS' growth will primarily be driven by exploiting its unique products and technologies. Management believes that as a result of implementing these strategies ARS will become a significant player in its marketplace. To achieve this goal, ARS plans to implement the following:

- Expand its sales and marketing efforts with an eye towards becoming a national presence. Recently ARS established sales offices in Seattle, WA and Minneapolis, MN. Both of these offices are staffed with experienced salesmen with significant books of business.

- Introduce a kitty litter manufactured from recycled residual short fiber waste. This material is obtained from paper manufacturers who pay us to take a waste that they currently have to dispose of in landfills. Management believes that ARS will both market their kitty litter under their own label as well as become the OEM manufacturer for several large, well established marketers.

- Expand its manufacturing facilities to accommodate its growing market demand. The site of its Watertown, New York facility is sufficient to double its present manufacturing plant.

- Complete the development of and then introduce its super absorbent substitute for conventional sand bags. If this product is successful it will give emergency response organizations a light weight alternative to conventional sand bag water retention methods.

MARKETING STRATEGY:

         The overall goal of the Whitewing marketing plan is to become the leading single source supplier of services and environmental products to the motor vehicle repair industry within its current sixteen state marketing area (from Maine to North Carolina and as far West as Ohio), and ultimately to expand the Company's operations nationally. Management's strategy is to maximize account density with acquisitions of similar and complimentary businesses in key marketing areas and increase sales with cross-selling techniques throughout the entire customer base. Management believes that Whitewing's mix of products and services gives it a distinctive advantage in the market place.

To achieve these goals Whitewing plans include:

- Installation of a computerized GPS tracking system to be used with both our existing customers as well as prospective customers to determine both current and future needs and to provide superior customer service.

- Relocate its primary manufacturing and distribution facility from Ridgefield, NJ to a nearby community that offers a larger building that is better suited to TRS' needs.

- Recruiting and training in house sales assistants for customer service, sales support and telemarketing.

- Hiring and training additional outside sales representatives to develop and implement Whitewing's marketing strategy.

- Developing and implementing a direct mail and telemarketing program.

- Targeting specific trade shows to promote Whitewing services and to foster a strong image in the industry.

- Upgrading the Whitewing website to increase sales of the environmental products produced and marketed by our subsidiaries.

THE FOLLOWING IS THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002.

REVENUES:

         A comparison of revenues for the six and three months ended June 30, 2002 and 2003 is presented below.

                                     2002            2003          Change
                                 ------------   -------------   -----------
Six-months ended:
         Net revenues              2,441,155       2,526,228             3%

                                     2002            2003          Change
                                 ------------   -------------   -----------
Three-months ended:
         Net revenues              1,195,368       1,453,212            22%

         The increase in revenue for the six months ended June 30, 2003 was primarily a result of the acquisition of ARS providing $285,000 of revenues offset by the harsh winter conditions which prevented drivers from getting out to service customers coupled with lower volumes generated by Whitewing's customers from their customers. The following reflects the major revenue line items approximate net increases/(decreases) for the six and three months ended June 30, 2003 as compared to June 30, 2002.

                                      Six Months Ended    Three Months Ended
                                        June 30, 2003        June 30, 2003
                                      ----------------    ------------------
Waste Oil Products and
Related Services                            (121,000)                  -
Oil Filter Service                          (117,000)            (61,000)
Antifreeze Products                           40,000              15,000
Parts Washer Service                           9,000               3,000
Rental Income                                (28,000)                  -
Other Products and Services                   17,000              16,000
Absorbents                                   285,000             285,000

COST OF GOODS AND SERVICES SOLD:

         Cost of goods and services sold consist primarily of purchases and materials, items for resale, and direct labor and related costs and transportation costs associated with both of goods and services sold.

         A comparison of cost of goods and services sold for the six and three months ended June 30, 2002 and 2003 is presented below.

                                      2002             2003           Change
                                  -------------    -------------    ----------
Six-months ended:
   Cost of goods and
       services sold                1,440,375        1,947,792             35%
 Percentage of revenues                 59%              77%

                                      2002             2003           Change
                                  -------------    -------------    ----------
Three-months ended:
    Cost of goods and
        services sold                697,761         1,097,602             57%
 Percentage of revenues                 58%             76%

         For the six and three months ended June 30, 2003, cost of goods and services sold increased as a percentage of sales. This is primarily the result of increases in labor and related costs, fuel costs and costs of materials and products for resale and the decrease in sales volume. As costs have increased, Whitewing has not increased its selling price in an effort to remain competitive within the industry. During the fourth quarter of 2002, Whitewing instituted price increases to selective customers and services in an effort to increase margins. Management has also increased its efforts to analyze route efficiency, which in turn will reduce labor, fuel and other trucking related costs. In addition, management has continued its efforts in directing its sales force to focus on cross-selling additional products and services to existing customers and adding new customers within the current truck routes. In an effort to assist the sales force in its crossing selling efforts, Whitewing has instituted a telemarketing program to existing customers while also focusing on areas where routing is inefficient. Recently, however, it has cut back on this effort in order to conserve capital and focus on servicing the needs of its current customer base.

         Management is continuing its efforts towards developing dispatching software, which includes GPS tracking systems installed on all delivery vehicles. This software will increase dispatching efficiency and provide an additional management tool for more precise forecasting and direction for telemarketing and the outside sales force. Management believes that the aforementioned will reduce cost of goods and services sold as a percentage of revenues. Management estimates this software will be fully operational by the fourth quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

         Selling, general and administrative expenses consist primarily of compensation and related costs for managerial, selling and administrative personnel, fees for professional services, rent, insurance and other general corporate expenses.

         A comparison of selling, general and administrative expenses for the three months ended June 30, 2002 and 2003 is presented below.

                                          2002           2003           Change
                                     -------------   -------------   -----------

Six-months ended:
       Selling, general and
         administrative expenses       2,399,236       2,099,496           (13%)
       Percentage of revenues              98%            83%

                                         2002            2003           Change
                                     -------------   -------------   -----------
Three-months ended:
       Selling, general and
         administrative expenses       1,748,470       1,181,324           (32%)
       Percentage of revenues            146%             81%

         For the three and six months ended June 30, 2003, selling, general and administrative expenses decreased significantly. The primary reason for the decrease is the inclusion in the quarter ended June 30, 2002 of non-cash compensation in the amount of $1,138,000 related to the options from a Business Advisory Agreement. For the six months ended June 30, 2003 insurance expense, professional fees, outside professional services, and rents increased over June 30,2002 approximately $146,000, $109,000, $67,000 and $35,000, respectively. The increase in insurance costs is a result of the insurance industry's rate increases that affected most corporate renewals, Whitewing's increase in staff, assets and revenues and the addition of Directors and Officers Insurance. The entire insurance portfolio was renewed during the fourth quarter of 2002. The increase in professional fees is a result of operating in the public environment. Outside professional services were primarily incurred by employing the former Chief Financial Officer as a consultant to provide a smooth transition in the position of Chief Financial Officer. Rents increased primarily as a result of the operation agreements with CWO and the new administrative offices. In addition, noncash costs of $331,000 were expensed to reflect costs associated with the Business Advisory Agreement, the Consulting Agreements, and the Stock Options granted to two former employees.

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

         A comparison of depreciation and amortization expense for the six and three months ended June 30, 2002 and 2003 is presented below.

                                             2002          2003         Change
                                        ------------   ------------   ----------

Six-months ended:
         Depreciation and amortization     110,025       233,958            113%
         Percentage of revenues              5%            9%

                                            2002          2003          Change
                                        ------------   ------------   ----------

Three-months ended:
         Depreciation and amortization     57,789        128,965            123%
         Percentage of revenues              5%            9%

         While conducting business under the CWO operating agreement the assets of CWO were only operated and maintained by Whitewing, and therefore Whitewing did not incur depreciation nor amortization expense on the CWO property and equipment. Beginning on September 17, 2002, the closing date with CWO, Whitewing began to incur depreciation and amortization expense which amounts to about $30,000 for each quarter. In September of 2002, Whitewing relocated its administrative offices and purchased property and equipment in conjunction with this relocation i.e. leasehold improvements, computers and office furniture and equipment. The quarterly depreciation and amortization expenses from these purchases is approximately $9,000. In addition, depreciation and amortization expense have amounted to $26,000 for ARS.

INTEREST:

         A comparison of interest expense for the three and six months ended June 30, 2002 and 2003 is presented below.

                                         2002           2003           Change
                                     ------------   ------------    -----------

Six-months ended:
         Interest                      50,877         700,123             1276%
         Percentage of revenues          2%             28%

Three-months ended:
         Interest                      21,089         463,854             2100%
         Percentage of revenues          2%             32%

         Interest expense has increased both as a percentage of revenues and from quarter to quarter. The increases can be attributed to three major activities. Firstly, during the first quarter of 2002, Whitewing generated revenue as a result of the CWO operating agreement. Under this agreement, Whitewing did not incur interest expense on the assets used to generate the related revenue until September 2002 when the asset purchase was completed. Secondly, capital leases, bank debt, and stockholder loans increased significantly in the 2003 resulting in higher interest expense offset by lower market rates. Lastly, interest charges have been recognized related to the convertible promissory notes issued in March 2003, which is comprised of approximately $109,000 and $440,000 related to the fair value of the warrants and the "in the money" conversion feature, respectively.

INCOME TAXES:

         Whitewing has not completed income tax filings for the year ended December 31, 2001, and intends to take the steps required to complete the tax filings as soon as practicable.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION:

CASH OVERDRAFT:

         The cash overdraft at June 30, 2003 was $71,325 which is a decrease of $43,343 from the cash overdraft balance at December 31, 2002.

         Net cash used in operating activities for the six months ended June 30, 2003 was $1,219,881. This was primarily a result of Whitewing's net loss for the period and increases in accounts receivable, inventory and accounts payable.

         Net cash provided by investing activities for the six months ended June 30, 2003 was $129,760. The net cash provided was primarily from the proceeds of the sale of a property in Pennsylvania which amounted to $494,461, offset by Advances to Affiliates in the amount of $332,794.

         Net cash provided by financing activities for the six months ended June 30, 2003 was $1,090,121. The cash provided was primarily from the cash received, $1,075,000, as a result of the issuance of promissory notes. Additional cash was provided from the line of credit in the amount of $390,109 and from loans from related parties in the amount of $306,000. The mortgage on the Pennsyvania property and the term loan were paid off following the sale of the property. The balance of the cash was used for repayments of loans and obligations under capital leases and repayments of loans to related parties.

LIQUIDITY AND CAPITAL RESOURCES:

         Certain conditions indicate Whitewing may be unable to continue as a going concern. At June 30, 2003 Whitewing had negative working capital of approximately $2,838,000, negative cash flows from operations of approximately $1,220,000. The accompanying financial statements do not include any adjustments that might be necessary should Whitewing be unable to continue as a going concern.

         Certain stockholders, who are board members, personally borrowed $500,000 from the bank in 2002 (bearing an interest rate of the bank's prime rate plus 1.5%, but not less than 6.25%) which was provided to Whitewing on an as needed basis. The balance on June 30, 2003 was approximately $478,000. The loan will be due and payable on September 30, 2003.

         During the first quarter of 2003, Whitewing issued promissory notes in the amount of $1,075,000. At the noteholders' option, the principal and interest may be converted into the Company's common stock at $.15 per share. Interest may be paid in the form of the Company's common stock using a conversion rate of $.15 per share. In addition, for each dollar of the loan, the noteholders received a warrant to purchase two shares of the Company's common stock at $.15 per share. The warrants may be exercised between September 30, 2003 and September 30, 2006. The notes include anti-dilution provisions and have registration rights which require the Company to file with the Securities and Exchange Commission as soon as practicable. The notes also have piggy back registration rights. The convertible notes contain a beneficial conversion feature due to the per share conversion price of the notes being below market on the date of issuance. The proceeds were used to complete the acquisition of ARS and to reduce outstanding accounts payables and liabilities.

         In May 2003, Management sold the land and building which is not used in operations to raise funds. Further, management intends to raise funds for acquisitions and working capital needs necessary to sustain the Company through the next twelve months.

         In August 2003, Management anticipates launching a private placement to raise a minimum of $500,000 and a maximum of $2,000,000 gross proceeds. The capital raised will be used to fund working capital and pay down $250,000 of the convertible notes. At that time, it is anticipated that a majority of the promissory noteholders will convert their holdings into Common Stock at $.08 per share.

WHITEWING HAS INCURRED LOSSES AND LOSSES MAY CONTINUE.

         Whitewing incurred net losses of approximately $1,309,000 and $2,321,000 for the three and six months ended June 30, 2003. Whitewing is likely to incur additional losses.

ITEM 3.  CONTROLS AND PROCEDURES

         Whitewing maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As required by SEC Rule 13a-15(b), Whitewing carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Chief Executive Officer and Principal Accounting Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in Whitewing's internal controls over financial reporting during its most recent fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Whitewing Environmental Corp., in the ordinary course of business has certain on-going legal proceedings, none of which are considered material to the financial statements.

Environmental:

The Company received notices of violation from the Departments of Environmental Protection in Connecticut, New Jersey, and Pennsylvania. A Notice of Violation
(NOV) is essentially a notice to an entity to take action to achieve regulatory compliance based on the issuing government agency's interpretation of the regulations. In management's experience, NOVs are not uncommon in highly regulated businesses such as the business Whitewing operates. Moreover, due to the complexity of the regulatory structure, it is not uncommon for there to be confusion among different jurisdictions regulating the same activity. The NOVs discussed below reflect confusion and misunderstanding which Whitewing is resolving through discussions and compromise with each of the entities.

Ridgefield, New Jersey Facility:

Since 1997 used antifreeze has been processed at TRS' facility to produce recycled antifreeze, which is then sold to TRS' customers. The process involves settling, processing through a propriety reverse osmosis system and the addition of anti-corrosion compounds. This process was not historically regulated by the NJDEP.

Effective December 17, 2002, the NJDEP began regulating the recycling of antifreeze and TRS became obligated to obtain a Class D Recycling Permit for this process. A Class D permit is site specific so in the event that TRS relocates, a new permit will have to be secured. The Company anticipates that that TRS will relocate to a new facility during the first quarter of 2004. TRS currently occupies approximately one half of the building and its operations already strained the capacity of the site.

On January 29, 2003, a short time after the effective date of the new regulation, NJDEP issued a Notice of Violation to TRS for operating a Class D Recycling facility without a permit. A Notice of Violation is a notice from a governmental agency to an entity instructing them to take certain action in order to achieve regulatory compliance. In March 2003, TRS retained Sailer Environmental, Inc., an environmental consulting firm ("SEI"), to assist it in the application preparation process.

 In April 2003, NJDEP issued a second Notice of Violation to TRS for operating a Class D Recycling facility without a permit. At the same time, the landlord of the Ridgefield facility notified TRS that it has elected to sell the building to a third party. Management immediately began the process of finding a new facility. In conjunction with SEI, the Company requested a meeting with the NJDEP to discuss the situation and possible solutions.

TRS met with NJDEP on July 1, 2003 to explain that it was in the process of locating a new facility and that it was impractical to continue the permitting process for the existing facility because the facility would be vacated before the permit could be issued. As a result, NJDEP has agreed to enter into an Administrative Consent Order with TRS which will allow for the continued operation of the antifreeze recycling operation until the end of January 2004. In addition, the Company has entered into an agreement with a third party pursuant to which such third party will recycle antifreeze for the Company until the Company's new antifreeze recycling facility is operational.

Harrisburg, Pennsylvania Facility:

TRS' Harrisburg, Pennsylvania facility currently operates as a new and recycled product distribution facility. The facility cannot accept waste materials at this time because the Pennsylvania Department of Environmental Protection ("PADEP") has not yet issued necessary permits. A Residual Waste Permit application was submitted to PADEP for review and approval on March 20, 2003. Upon approval of that application, TRS will be able to transfer waste to and from this site. These operations will include transferring used oil filters, waste solvent, and absorbent materials through the facility. Currently, these operations are being conducted at TRS' Ridgefield, NJ facility.

TRS is currently addressing a July 7, 2003 Notice of Violation issued by the PADEP, which essentially requires TRS to obtain the permit that TRS applied for in March of 2003. The corrective actions include not managing residual waste materials at the facility until the Residual Waste Permit is issued. The Residual Waste Permit is expected to be issued during the first quarter of 2004.

Connecticut Transporter Permit

TRS is currently resolving a Notice of Violation issued by the Connecticut Department of Environmental Protection (CTDEP) primarily concerning its handling of solvents collected from its customers. Since 1998 these solvents were shipped to TRS' Ridgefield, New Jersey facility where they were used as a product in accordance with NJDEP's approval to do so as described above. CTDEP had a different interpretation of the regulations than NJDEP or USEPA and declared that the solvent must be treated as a regulated waste. TRS firmly believes that its operations were fully consistent with all state and federal laws and regulations and that CTDEP's interpretation was not correct. However, SEI recommended to management that the best course of action was to follow the guidance suggested by the CTDEP to quickly resolve this issue. Management developed a plan to accommodate CTDEP without a material and adverse effect on the business, and submitted a formal offer to resolve the issue. CTDEP appears satisfied with the offer so we expect a formal resolution of the NOV in the next few weeks.

Based on its knowledge of past and pending cases in the industry, Whitewing believes it is unlikely that Whitewing's actual liability on those cases now pending in the industry will be materially adverse to its financial condition. Notwithstanding management's assessment of current and future environmental exposure, the Company and its subsidiaries may incur substantial environmental liabilities.

ENVIRONMENTAL REMEDIATION EXPOSURE - ALL FACILITIES:

While Whitewing's business may appear to include businesses that may be subject to environmental hazards as discussed in SOP 96-1, as of June 30, 2002, no amounts have been recognized for environmental remediation loss contingencies. Subsequent to June 30, 2002, Whitewing's processing facility at 430 Victoria Terrace was subject to an environmental study and several locations on the site were determined to be "areas of concern." The incidents of contamination are minor and the entire cost to remediate will be approximately $10,000 and has been accrued for the period ended June 30, 2003.

ITEM 2. CHANGES IN SECURITIES.

         In March 2003, the Company borrowed $1,075,000 and issued to four (4) investors in a private transaction (i) 8% convertible promissory notes ("the Notes") in the aggregate principal amount of $1,075,000 due February 28, 2004 and (ii) warrants for a total of 2,150,000 shares of common stock exercisable at $.15 per share during the period commencing on September 30, 2003 and ending on September 30, 2006 (the "Private Placement Warrants"). Three of the investors, Jack Kleinert, a proposed member of the Board of Directors, Norman Raben, the Co-Chief Executive Officer, Executive Vice President, Secretary, and a director of the Company, and Geoffrey Perry, the Chief Executive Officer and President of ARS, loaned the Company the aggregate principal amount of $500,000, $25,000 and $50,000, respectively. At the note holders' option, subsequent to September 30, 2003, the principal and interest may be converted into the Company's common stock at an initial conversion price of $.15 per share. Each investor received a warrant to purchase two share of the Company's common stock for each dollar loaned to the Company. The Notes and the Private Placement Warrants include anti-dilution provisions and have certain registration rights which require the Company to file a Registration Statement with the SEC with respect to the shares of Common Stock issuable upon conversion of the Notes and exercise of the Private Placement Warrants, as soon as practicable. Holders of the Notes also have certain piggyback registration rights.

         In August 2003, the Company and the Note holders amended their agreement. The conversion price of the Notes was reduced from $.15 per share to $.08 per share and each of Messrs. Kleinert, Raben and Perry agreed to amend the Notes so that they automatically convert into shares of Common Stock upon the first closing of this offering. The Company and the holder of the remaining Note in the aggregate principal amount $500,000 have agreed to reduce the conversion price from $.15 per share to $.08 per share. In addition, such Note holder has also waived the right to redeem the Note in the event that the Company receives gross proceeds from sales of its securities of at least $500,000 in exchange for the Company's agreement to repay $250,000 in satisfaction of a portion of the outstanding principal amount and all accrued and unpaid dividends if the Company receives gross proceeds from this offering in excess of $1,500,000.

         On February 26, 2003, the Company entered into a Stock Purchase Agreement with Geoffrey Perry and Carol Dancer (collectively, the "Sellers"), pursuant to which the Company agreed to purchase, and the Sellers agreed to sell, the shares of capital stock of ARS not owned by the Company (the "Remaining ARS Shares"). On May 8, 2003, the Company and the Sellers closed the transaction and in exchange for the Remaining ARS Shares the Company paid to the Sellers a total purchase price of (i) 2,000,000 shares of Company Common Stock,
(ii) $50,000 in cash, and (iii) a promissory note in the aggregate principal amount of $173,122 (the "Note"). The Note bears interest at a rate of 8% per annum with equal monthly payments of principal and interest payable during the period commencing on September 1, 2003 and ending on August 1, 2006. The Company also entered into employment agreements with each of Mr. Perry and Ms. Dancer, pursuant to which they will continue to serve as the President and Vice President - Sales and Marketing of ARS, respectively. See "Management-Employment and Consulting Agreements".

         On January 28, 2003, the Company entered into a twelve month Business Advisory Agreement (the "Agreement") with Lomond International, Inc. (the "Advisor"), pursuant to which the Advisor has agreed to assist the Company for a period of one (1) year with strategic and financial transactions, including mergers, acquisitions, joint ventures, and debt and equity offerings. As consideration for these services the Company issued (i) options exercisable for 1,750,000 shares of Common Stock at an exercise price of $.001 per share (the "Options"), and (ii) common stock purchase warrants equal to ten percent (10%) of the number of shares issued in a transaction (as defined) introduced to the Company by the Advisor (the "Advisor Warrants"). The Advisor Warrants will have an exercise price equal to the fair market value of the Company's common stock as of the date of closing of any such transaction and shall terminate four years following the date of issuance. The Advisor shall also have the right to demand that the Company file a registration statement with the SEC covering the resale of the shares of Common Stock issuable upon exercise of the Advisor Warrant. On April 1, 2003, the Company and the Advisor amended the Agreement pursuant to which the Options were terminated and in lieu thereof the Company sold 2,000,000 shares of Common Stock to the Advisor at a price of $.001 per share. During the three months ended June 30, 2003, the Company expensed $155,430, which together with $122,570 expensed during the three months ended March 31, 2003 under the original agreement, brought the total compensation expense recognized under the Agreement to $278,000.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

             None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None

ITEM 5.  OTHER INFORMATION.

             None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  31. Certifications of the Company's Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32. Certifications of the Company's Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K

                  None

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

Signature                           Capacity in which signed:                Date signed:
---------                           -------------------------                ------------
/s/ Joseph Bianco                   Director                                 August 27, 2003
Joseph Bianco

/s/ Andrew V. Latham, Jr.           Director, President                      August 27, 2003
Andrew V. Latham, Jr.                   and Chief Executive Officer

/s/ Bruce Raben                     Director                                 August 27, 2003
Bruce Raben

/s/ Norman Raben                    Director                                 August 27, 2003
Norman Raben

/s/ Barbara Kane-Burke              Principal Accounting and                 August 27, 2003
Barbara Kane-Burke                      Financial Officer