Form 10QSB
period 2003-09-30
WHITEWING ENVIRONMENTAL CORP
filed 2003-11-19
CIK 1001260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,560,634

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet at September 30, 2003 (unaudited)         3

         Consolidated Statements of Operations for the three months ended September 30, 2002 and 2003 and the nine months ended
         September 30, 2002 and 2003 (unaudited)                              5

         Consolidated Statement of Stockholders' Equity/(Deficiency)
         for the nine months ended September 30, 2003 (unaudited)             6

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2002 and 2003 (unaudited)                        7

         Notes to Condensed Consolidated Financial Statements                 9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           24

ITEM 3.  CONTROLS AND PROCEDURES

                     PART II -- OTHER INFORMATION

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  SEPTEMBER 30, 2003

                                     ASSETS

Current assets:
   Cash                                                              $  372,727
   Accounts receivable, net of allowance for doubtful
      accounts of $68,000                                               918,983
   Inventory                                                            423,376
   Prepaid expenses and other current assets                            347,579
                                                                     -----------
          Total current assets                                        2,062,665
                                                                     -----------

Property and equipment, net                                           2,832,439
                                                                     -----------

Other assets:
   Intangible assets, net                                               885,517
   Other assets                                                         145,725
                                                                     -----------
          Total other assets                                          1,031,242
                                                                     -----------

          Total assets                                               $5,926,346
                                                                     ===========

                                   (CONTINUED)

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  SEPTEMBER 30, 2003

                                   (CONCLUDED)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Lines of credit                                                  $ 1,187,017
   Current maturities of bank loans and mortgage                        126,273
   Current maturities of obligations under capital leases               108,782
   Current maturities of loans payable - related parties                687,531
   Current maturities of loans payable                                  280,733
   Convertible notes payable                                            448,354
   Accounts payable and accrued expenses                              1,790,636
   Due to affiliate                                                      17,285
   Deferred revenue                                                      28,956
                                                                     -----------
         Total current liabilities                                    4,675,567

Noncurrent liabilities:
   Bank loans and mortgage, net of current maturities                   740,825
   Obligations under capital leases, net of current maturities          170,777
   Loans payable - related parties, net of current maturities           118,675
   Loans payable, net of current maturities                             296,174
                                                                     -----------
         Total liabilities                                            6,002,018
                                                                     -----------

Commitment and contingencies

Stockholders' deficiency:
   Preferred stock, $.001 par value, 500,000 shares authorized
      Series A convertible preferred stock, 400,000 shares
        authorized, 98,063 shares issued and outstanding
        ($16 per share liquidation preference - Note 2)                      98
   Common stock, $.001 par, 100,000,000 shares authorized,
       51,560,634 shares issued and outstanding                          51,561
   Additional paid-in capital                                         7,980,748
   Accumulated deficit                                               (8,108,079)
                                                                     -----------
         Total stockholders' deficiency                                 (75,672)
                                                                     -----------

         Total liabilities and stockholders' deficiency             $ 5,926,346
                                                                    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                 For The Three                       For The Nine
                                                 Months Ended                        Months Ended
                                        September 30,     September 30,     September 30,     September 30,
                                             2002              2003              2002              2003
                                        -------------     -------------     -------------     -------------
Service revenue                         $    856,532      $    619,332      $  2,483,154      $  1,975,668
Product sales                                469,241           935,078         1,255,836         2,104,970
Rental income                                    (18)               --            27,919                --
                                        -------------     -------------     -------------     -------------
                                           1,325,755         1,554,410         3,766,909         4,080,638

Cost of goods and services sold              836,390         1,360,174         2,276,765         3,307,966
                                        -------------     -------------     -------------     -------------

Gross profit                                 489,365           194,236         1,490,144           772,672
                                        -------------     -------------     -------------     -------------

Operating expenses:
   Selling, general and
      administrative expense                 803,523           998,500         3,214,739         3,007,996
   Gain on sale of property and
      equipment, held for sale                    --                --                --          (173,373)
   Bad debt expense                               --               238            17,500            81,702
   Impairment loss - intangible assets            --           212,000                --           212,000
   Depreciation and amortization              70,210           143,292           180,235           377,250
                                        -------------     -------------     -------------     -------------
Total operating expenses                     873,733         1,354,030         3,412,474         3,505,575
                                        -------------     -------------     -------------     -------------

Operating loss                              (384,368)       (1,159,794)       (1,922,330)       (2,732,903)
                                        -------------     -------------     -------------     -------------

Other expense:
   Interest expense                          (20,586)       (1,121,763)          (71,983)       (1,821,886)
   Equity in loss of affiliate                (8,217)               --           (21,995)          (48,182)
                                        -------------     -------------     -------------     -------------

                                             (28,803)       (1,121,763)          (93,978)       (1,870,068)
                                        -------------     -------------     -------------     -------------

Net loss                                    (413,171)       (2,281,557)       (2,016,308)       (4,602,971)

Preferred stock dividend (including
   beneficial conversion feature)                 --          (344,017)               --          (344,017)
                                        -------------     -------------     -------------     -------------
Net loss available to common
   stockholders                         $   (413,171)     $ (2,625,574)     $ (2,016,308)     $ (4,946,988)
                                        =============     =============     =============     =============

Basic/diluted loss per share (after
  provision for preferred stock
  dividend)                             $       (.01)     $       (.07)     $       (.08)     $       (.13)
                                        =============     =============     =============     =============

Weighted average shares outstanding       34,061,443        39,741,326        26,716,837        37,603,931
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

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

             THE ABOVE STATEMENTS GIVE RETROACTIVE EFFECT TO THE RECAPITALIZATION ON MAY 3, 2002.

                                                     5

                                        WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
                                                            (UNAUDITED)

                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                                                                          Total
                                         Common Stock             Preferred Stock         Additional                  Stockholders'
                                 --------------------------  --------------------------    Paid-In     Accumulated       Equity/
                                    Shares        Amount        Shares        Amount       Capital        Deficit     (Deficiency)
                                 ------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance, January 1, 2003          34,211,443   $    34,211            --            --   $ 3,675,446   $(3,161,091)   $   548,566

Convertible notes payable
   "in the money"
   conversion feature                     --            --            --            --       754,497            --        754,497

Issuance of warrants to
   convertible notes payable
   holders                                --            --            --            --       320,503            --        320,503

Issuance of options for
   advisory services                      --            --            --            --       122,570            --        122,570

Issuance of common stock
   issued for
   consulting services             1,400,000         1,400            --            --       194,600            --        196,000

Issuance of shares for
    acquisition                    2,000,000         2,000            --            --       258,000            --        260,000

Common stock issued for
   advisory services
  (increment for amended
   agreement)                      2,000,000         2,000            --            --       155,430            --        157,430

Options issued for services               --            --            --            --         3,650            --          3,650

Sale of Series A convertible
   preferred stock, net of expenses       --            --        98,063   $        98       552,702            --        552,800

Series A convertible preferred
   stock "in the money"
   conversion feature"                    --            --            --            --       344,017      (344,017)            --

Issuance of warrants
   for advisory services                  --            --            --            --       126,685            --        126,685

Issuance of common stock
   upon conversion of
   convertible notes
   payable                         7,543,664         7,544            --            --       595,949            --        603,493

Issuance of common stock
   upon conversion of loans        4,405,527         4,406            --            --       876,699            --        881,105
   payable - related parties

Net loss                                  --            --            --            --            --    (4,602,971)    (4,602,971)
                                 ------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance,
   September 30, 2003             51,560,634   $    51,561        98,063   $        98   $ 7,980,748   $(8,108,079)   $   (75,672)
                                 ============  ============  ============  ============  ============  ============   ============

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                 6

                             WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                   For The Nine
                                                                                   Months Ended
                                                                     ----------------------------------------
                                                                     September 30, 2002    September 30, 2003
                                                                     ------------------    ------------------
Cash flows from operating activities:
   Net loss                                                             $(2,016,308)          $(4,602,971)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                        180,325               377,250
       Bad debt expense                                                      17,500                81,702
       Equity in loss of affiliate                                           21,995                48,182
       Noncash compensation                                               1,138,113               506,334
       Noncash note receivable writedown                                                           14,179
       Noncash interest expense                                                  --             1,587,952
       Gain on sale of property and equipment, held for sale                     --              (173,373)
       Impairment loss - intangible assets                                       --               212,000
       Changes in operating assets and liabilities, net of effects of purchase of subsidiary:
             (Increase) decrease in operating assets:
                Accounts receivable                                        (235,733)              (87,541)
                Inventory                                                    (2,608)              (15,865)
                Prepaid expenses and other current assets                     2,406               (85,218)
                Other assets                                                (48,540)               23,100
             Increase (decrease) in operating liabilities:
                Accounts payable and accrued expenses                       572,614               326,361
                Deferred revenue                                              9,085                (8,339)
                Security deposit                                            (15,000)                   --
                                                                        ------------          ------------

Net cash used in operating activities                                      (376,151)           (1,796,246)
                                                                        ------------          ------------

Cash flows from investing activities:
   Collections on note receivable                                            26,456               122,452
   Proceeds from sale of short term investments                             200,000                    --
   Net proceeds (payments) for purchase acquisition,
      net of cash acquired                                                  228,322               (46,166)
   Advances to affiliates                                                  (290,686)             (332,794)
   Net proceeds from sale of property and equipment, held for sale               --               494,461
   Payments for purchase of net assets                                      (50,000)                   --
   Purchase of property and equipment                                      (393,484)              (30,373)
                                                                        ------------          ------------

Net cash (used in) provided by investing activities                        (279,392)              207,580
                                                                        ------------          ------------

                                              (CONTINUED)

                                                   7

                             WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                              (CONCLUDED)

                                                                                  For The Nine
                                                                                  Months Ended
                                                                         --------------------------------
                                                                         September 30,      September 30,
                                                                             2002                2003
                                                                         ------------        ------------
Cash flows from financing activities:
   Increase (decrease) in cash overdraft                                 $       914         $  (114,668)
   Net proceeds from issuance of common stock                                722,067               2,000
   Net proceeds from issuance of preferred stock                                  --             552,800
   Proceeds from lines of credit                                             208,345             506,581
   Repayment of bank loans and mortgage                                           --            (482,341)
   Proceeds from convertible loans payable                                        --           1,075,000
   Principal payments of obligations under capital leases                   (120,853)            (92,403)
   Principal payments on loans payable                                       (77,393)            (46,757)
   Proceeds from loans payable                                                    --             160,000
   Proceeds from loans payable - related parties                                  --             522,039
   Principal payments on loans payable - related parties                     (99,533)           (110,958)
   Proceeds from exercise of stock options                                     2,250                  --
   Proceeds from stockholders' loans                                          56,250                  --
   Repayments of stockholders' loans                                         (49,161)                 --
   Repayments of due to affiliates                                                --              (9,900)
                                                                         ------------        ------------

Net cash provided by financing activities                                    642,886           1,961,393
                                                                         ------------        ------------

Net (decrease) increase in cash and cash equivalents                         (12,657)            372,727

Cash and cash equivalents - beginning of period                               12,657                  --
                                                                         ------------        ------------

Cash and cash equivalents - end of period                                $        --         $   372,727
                                                                         ============        ============
Supplemental disclosure of cash flow information:

   Income taxes paid                                                     $        --         $     1,010
                                                                         ============        ============

   Interest paid                                                         $    91,484        $    141,382
                                                                         ============        ============

Supplemental schedule of noncash investing and financing activities:

   The Company leased various equipment under capital
     lease obligations                                                   $   144,913         $    31,000
                                                                         ============        ============

   The Company financed the purchase of certain intangible assets        $   144,504         $        --
                                                                         ============        ============

   Net assets acquired in acquisition less payment for acquisition       $        --         $ 1,106,470
                                                                         ============        ============

   The Company issued 7,187,500 shares of common stock upon
     the conversion of convertible notes payable (excluding interest)    $        --         $   575,000
                                                                         ============        ============
   The Company issued 4,312,500 shares of common stock upon
     the conversion of loans payable-related parties
     (excluding interest)                                                $        --         $   345,000
                                                                         ============        ============

   The Company issued 150,000 shares of common stock in connection
     with a non-compete agreement                                        $    33,000
                                                                         ============

   Conversion of $425,000 notes payable to 1,700,000 shares of
     common stock                                                        $   425,000
                                                                         ============

   Net assets (non-cash) acquired in connection with acquisition
     of CWO                                                              $   401,890
                                                                         ============

   Net assets acquired in connection with recapitalization of TRS        $   366,678
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

       The accompanying interim unaudited consolidated balance sheets, statements of operations, stockholders' equity and cash flows include all adjustments, consisting only of normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company at September 30, 2003 and the results of their operations for the three and nine months periods ended September 30, 2002 and 2003.

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

       Basis of Presentation:

       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations of approximately $1,796,000 during the nine months ended September 30, 2003, negative working capital of approximately $2,613,000 at September 30, 2003, and an accumulated deficit of approximately $8,108,000 at September 30, 2003 and a stockholders' deficiency of approximately $76,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       Management is in the process of raising additional funds from a private placement (see Note 2) which is intended to generate working capital necessary to sustain the Company through the next twelve months and positively impact revenues. Subsequent to September 30, 2003 until November 6, 2003, the Company has raised additional gross proceeds of $465,500 and net cash proceeds of $419,000. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

       Cost of Goods and Services Sold:

       Cost of goods and services sold includes cost of expenses related to both service revenue and product sales. For the recycling business segment, in addition to the cost of products sold that were purchased from external vendors, amounting to approximately $209,000 and $299,000 for the three months ended September 30, 2002 and 2003, respectively, and $565,000 and $717,000, for the nine months ended September 30, 2002 and 2003, respectively, such costs include those relating to trucks, drivers and other associated costs. To the extent that such latter costs are generally expended simultaneously in the furtherance of revenues, the Company has not sought to segregate such amounts from those costs relating to the underlying sources of revenues.

       Shipping and Handling:

       Shipping and handling costs related to sales of product are expensed as incurred and are recorded in cost of goods sold.

       Reclassification:

       Certain amounts have been reclassified in the 2002 consolidated financial statements to conform to the presentation used in the 2003 consolidated financial statements.

2. Sale of Series A Convertible Preferred Stock:

       On September 10, 2003, the Company and its placement agent commenced a private offering of up to 250,000 units ("units") at a price of $8.00 per unit. Each unit consists of 1 share of the Company's newly designated Series A convertible preferred stock ("preferred stock") and 40 class A common stock purchase warrants ("warrants"). As of September 30, 2003, the Company sold 98,063 units, consisting of 98,063 shares of Series A convertible preferred stock and 3,922,500 warrants for gross proceeds of $784,500 and net cash proceeds of $552,800, (net of expenses of 231,700). The warrants were valued at $132,783 based on the allocated proceeds.
       The preferred stock include an "in the money" conversion feature that allows the holders to convert to common stock at $.08 per share of common stock. The discount arising from the "in the money" conversion feature was $344,017. The preferred stock is convertible on date of issuance; therefore, the "in the money" conversion feature has been fully recognized as a dividend at September 30, 2003. The Company has authorized 450,000 shares of Series A convertible preferred stock.

       The holders of the preferred stock are entitled to receive an annual cumulative dividend equal to 11% of the unit price ($8) payable annually on December 31, in share of common stock, or at the election of the Company in cash for the years ended December 31, 2004 and 2005. The holders may elect to receive the dividend in cash or shares of common stock. If the dividends are paid in common stock, each preferred stockholder will be entitled to receive 11 shares of common stock, subject to adjustment. As of September 30, 2003, no dividend has been recognized because the sale of the units occurred on September 30, 2003. The Company is required to have an effective registration statement by March 31, 2004 covering the underlying common stock. The effective date may be waived or extended to a future date upon the written consent of not less than fifty percent of the preferred stockholders. If the Company does not have a registration statement that is effective by March 31, 2004, then the dividend rate will increase 2% per month until the registration statement is declared effective, not to exceed 20%. The dividend rate will be re-adjusted to 11% once the registration statement is declared effective.

       The preferred stock is initially convertible into 100 shares of common stock at an initial conversion ratio of the issuance price ($8) divided by the conversion price ($.08), adjusted for anti-dilution. The preferred stockholders have liquidation rights equal to the greater of $16 per share plus accrued and unpaid dividends (adjusted) or the amount each preferred stockholder would be entitled to receive had they converted the shares to common stock.

       The preferred stockholders have the right to vote on an "as converted" basis on all matters submitted to vote. In addition, the Company is required to obtain the prior approval of at least fifty percent of the preferred stockholders, voting as a separate class for certain matters.

       The Company has the option to redeem the preferred stock at $.08 per share as long as the common stock has been trading at or above $.75 per share for no less than 30 consecutive trading days with the minimum average trading volume exceeding 75,000 shares per day.

       Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.15 per share on September 30, 2004 and expires on September 30, 2007. The warrants may be redeemed under the same terms as the common stock at a price of $.08 per warrant. The warrants contain certain anti-dilution provisions.

       The placement agent received a fee of 10% of the gross proceeds ($78,450) and was issued a unit purchase option exercisable for a number of units equal to 10% of the units sold (9,806 units). The units purchase option is exercisable at $10 per unit and expires on September 30, 2008. The unit purchase option has been valued at $76,501 using the Black-Scholes Option Pricing Model. If any warrants are exercised, Maxim Group, LLC, the placement Agent, will receive a cash fee equal to 5% of the funds received by the Company. There is a lockup provision for the Company's executive officers, directors and stockholders owning 10% or more of the outstanding common stock for a period of 1 year following the termination of the offering.

       The offering period is to be terminated on November 21, 2003. As of November 6, 2003, the Company sold an additional 58,125 units.

3. ACQUISITION OF ADVANCED RECOVERY SOLUTIONS, INC.:

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

       The total estimated purchase price of the acquisition is as follows:

           Cash                                                    $     50,000
           Loan payable (See Note 10)                                   173,122
           Common stock                                                 260,000
           Amount due from ARS payable to TRS                           669,514
                                                                   -------------

                                                                   $  1,152,636
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

       The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and nine months ended September 30, 2002 and 2003 as if the acquisition had occurred at the beginning of the respective periods.

                                        For The Three                              For The Nine
                                        Months Ended                               Months Ended
                           September 30, 2002  September 30, 2003    September 30, 2002   September 30, 2003
                           ------------------  ------------------    ------------------   ------------------
       Net revenue             $  1,728,705        $  1,554,410         $  4,784,386         $  4,498,087
       Net loss                    (437,122)         (2,281,557)          (2,077,801)          (4,842,982)
       Net loss per share              (.01)               (.06)                (.07)                (.13)

4. BUSINESS ADVISORY AGREEMENT:

       On January 28, 2003, the Company entered into a twelve month Business Advisory Agreement (the "Agreement") for services in connection with raising funds for the Company. Furthermore, the Agreement provides for the issuance of a warrant to purchase shares with a market value of 10% of the aggregate gross consideration. On September 30, 2003, the Company issued a warrant, in connection with the conversion of certain convertible notes payable, for 650,000 shares of common stock at an exercise price of $.08 per share which expires on September 30, 2007. The warrant was valued at $126,685, using the Black-Scholes Option Pricing Model and was expensed at September 30, 2003.

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

       The fair value of the stock award was $278,000, which is the fair value of the stock ($.14 per share) less proceeds received ($2,000). The Company expensed $155,430, which together with $122,570 expensed under the original agreement, brought the total compensation expense recognized under the Agreement to $278,000.

5. CONSULTING AGREEMENTS:

       As of April 1, 2003, the Company entered into consulting agreements with 8 individuals, each of whom is to provide either business development, marketing, or legal services to the Company through March 31, 2004. As consideration for these services, the Company issued an aggregate of 1,400,000 shares of common stock. The fair value of the shares of common stock at the measurement date (April 1, 2003) was $196,000 ($.14 per share of common stock). During the three and nine months ended September 30, 2003, the Company expensed $49,000 and $98,000. As of September 30, 2003, the remaining $98,000 was recorded in prepaid expenses.

6. CONVERTIBLE NOTES PAYABLE:

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

       The Notes include an "in the money" conversion feature that allows the holders to convert to common stock at $.15 per share of common stock. The discount arising from the "in the money" conversion feature was $754,497. As of September 30, 2003, the notes have become convertible; the "in the money" conversion feature has been fully recognized as interest expense.

       For the three months and nine months ended September 30, 2003, interest expense recognized for the warrants was $159,000 and $268,000, respectively, and interest expense recognized for the "in the money" conversion feature was $314,000 and $754,000, respectively.

       In August 2003, the Company and the Note holders amended the Notes so that the conversion price of the Notes was reduced from $.15 per share to $.08 per share. Three holders with Notes aggregating $575,000 agreed to amend the Notes so that the principal and interest automatically convert into shares of common stock upon the first closing of the Company's private placement. As of September 30, 2003, the first closing of the private placement was completed. Principal in the amount of $575,000 was converted to 7,187,500 shares; interest in the amount of $28,493 was converted to 356,164 shares, for a total of 7,543,664 shares. The Company and the holder of the remaining Note in the amount of $500,000 have also agreed to reduce the conversion price from $.15 per share to $.08 per share. In addition, such Note holder has also waived the right to redeem the Note in the event that the Company receives gross proceeds from sales of its securities of at least $500,000, in exchange for the Company's agreement to repay $250,000 on the Note if the Company receives gross proceeds in excess of $1,500,000. (See Note 2).

7. INVENTORY:

       Inventory consists of the following:

                                                           September 30, 2003
                                                           ------------------
                                                               (Unaudited)

            Raw materials                                     $     201,992
            Finished goods                                          221,384
                                                              --------------
                                                              $     423,376
                                                              ==============

8. PROPERTY AND EQUIPMENT:

       Property and equipment at September 30, 2003 consists of the following:

                                                                            Estimated
                                                                          Useful Lives              Depreciation
                                              September 30, 2003               In Years                    Method
                                              ------------------          -------------             ------------
                                                 (Unaudited)
            Equipment                           $    2,783,215               5-10                   Straight-line
            Building and improvements                  864,977                 40                   Straight-line
            Land                                       223,800
                                                ---------------

                                                     3,871,992
            Accumulated depreciation
              and amortization                      (1,039,553)
                                                ---------------
                                                $    2,832,439
                                                ===============

       At September 30, 2003, property and equipment under capital leases amounted to $354,433, net of accumulated depreciation of $233,324. Total depreciation expense for the three months ended September 30, 2002 and 2003 was $63,176 and $115,291, and for the nine months ended September 30, 2002 and 2003 was $160,902 and $309,522, respectively.

9. INTANGIBLE ASSETS:

       Intangible assets at September 30, 2003 consists of the following:

                                                   September 30, 2003 (Unaudited)
                                     -----------------------------------------------------          Estimated
                                     Gross Carrying        Accumulated      Net Carrying         Useful Life In
                                         Amount           Amortization          Amount                 Years
                                     ---------------     -------------      --------------       --------------
       Intellectual property         $      194,505      $         --       $     194,505          Indefinite
                                     ---------------     -------------      --------------

       Customer lists and
          agreements                        219,781      $    107,724             112,057             15-20

       Formulae and other
          intangible assets
          (acquired in ARS
          acquisition)                      574,465            23,095             551,370              10

       Covenant not to compete               63,000            35,415              27,585               5
                                     ---------------     -------------      --------------
                                            857,246           166,234             691,012
                                     ---------------     -------------      --------------

       Total                         $    1,051,751      $    166,234       $     885,517
                                     ===============     =============      ==============

       Amortization expense amounted to $6,138 and $27,995 for the three months ended September 30, 2002 and 2003 and $18,416 and $67,728 for the nine months ended September 30, 2002 and 2003, respectively. At September 30, 2003 the Company determined that, based on estimated cash flow of TRS, the carrying amount of customer lists and agreements, which is assigned to the waste recycling products and service, exceeds its fair value by $212,000; accordingly, an impairment loss of that amount was recognized and is separately included in the statement of operations.

       Estimated aggregate amortization expense is as follows:

                  For The Years
                     Ended
                  December 31,
                  -------------
                      2003 (remaining three months)                $    24,209
                      2004                                              86,066
                      2005                                              77,415
                      2006                                              70,074
                      2007                                              70,074
                      2008                                              70,074
                      Thereafter                                       293,100
                                                                   ------------

                                                                   $   691,012
                                                                   ============

10. RELATED PARTY TRANSACTIONS:

       During the three and nine months ended September 30, 2003, the Company purchased $0 and $64,516 of goods for resale from ARS prior to the date of acquisition.

       Loans from members of the Board of Directors and other officers of the Company were made during the nine months ended September 30, 2003 and amounted to $396,000 and $76,000, respectively. Each of the loans bears interest at 8% and is due on demand. In August 2003, two members of the Board of Directors entered into an agreement to convert $345,000 of such loans payable and interest into shares of common stock at $.08 per share. As of September 30, 2003, the loan and interest had been converted into 4,405,427 shares of common stock. The market value of the common stock on the date of conversion was $.20. The difference in the market value per share and the conversion rate per share was recorded as interest expense, which amounted to $528,663. Portions of the loans from other officers were paid in the amounts of $33,000 and $72,000 in September 2003 and October 2003, respectively.

       On May 6, 2003, ARS entered into a Note and Security Agreement with a director for $50,000, bearing interest at 8% per annum. The term is for five months with monthly payments of $5,000, plus 50% of the net profit, as defined, for each of the months in the term. The Note and Security Agreement is collateralized by equipment, inventory and real property (second to the mortgage and equipment loan lenders). As of November 5, 2003, this loan had not been paid, and the principal balance was $45,000.

       Included in due to affiliate at September 30, 2003 is $17,285 due to TRS Stock Acquisition LLP, a company owned by certain stockholders. As of September 30, 2003, the Company has guaranteed $20,267 of liabilities due from TRS Stock Acquisition LLP to certain parties.

       On January 24, 2003, a Loan and Security Agreement was amended to include an overadvance facility of $200,000. The amendment includes a $200,000 guarantee from two directors for the term of the Loan and Security Agreement.

       In May 2003, the Company entered into a loan payable of $173,122 (bearing interest at 7.5% per annum) to the former owners of ARS, who now are shareholders of the Company. Monthly payments commence on September 1, 2003 in the amount of $5,556, which includes principal and interest for 36 months. As of September 30, 2003, the balance of the loan payable including interest for the month was $174,160.

       As part of the sale of the preferred stock, the Company has agreed to a covenant by which indebtedness in the amount of $500,000 owed to two Directors by the Company will not be repaid, restructured or otherwise modified until the earlier of: (i) September 30, 2006, (ii) the date on which all of the preferred stock has been redeemed by the Company or converted into shares of common stock, or (iii) the date on which the Company has maintained a consolidated debt coverage ratio for any two consecutive fiscal quarters after September 30, 2003.

11. LINE OF CREDIT, MORTGAGE PAYABLE AND EQUIPMENT LOAN:

       On March 26, 2002, ARS entered into a Loan and Security Agreement with a bank, which was subsequently amended in October 2002. The Loan and Security Agreement consists of a Revolving Line of Credit of $500,000 due March 1, 2004 and an Equipment Loan of $300,000, with a term of three years. The Revolving Line of Credit bears interest at the bank's prime rate plus 1.25% (5.25% at September 30, 2003) per annum and the Equipment Loan bears interest at 7.5% per annum. Monthly principal payments of $8,307 are due on the Equipment Loan beginning April 1, 2003 until March 1, 2006. The Loan and Security Agreement is collateralized by substantially all assets (other than real estate) of ARS. The borrowings under the Revolving Line of Credit are subject to the availability of 80% of eligible accounts receivables and 40% of eligible inventory of ARS. The Company, the Chief Technology Officer (former President of the Company) and the President of ARS have guaranteed the facility. The President of ARS's guarantee is limited to $125,000. The Company unconditionally guarantees payment of all amounts owing under the facility. The guarantee remains in effect until the facility is paid in full.

       At September 30, 2003, outstanding balances on the lines of credit (including the ARS Revolving Line of Credit) were $1,187,017. As of September 30, 2003, no borrowings were available under the lines of credit. At September 30, 2003, the outstanding balance on the Equipment Loan was $251,991.

       In addition, on July 31, 2002, ARS entered into a $641,250 mortgage on the commercial property located in Watertown, New York that matures on August 1, 2017 with a financial institution. The mortgage note is collateralized by the land and building. Principal and interest payments of $5,944 are due monthly. The mortgage note bears interest at a variable rate (adjusted every three years) of prime plus 2.75% (7.5% at September 30, 2003). At September 30, 2003, the outstanding balance on the mortgage was $615,107. The Company and the Chief Technology Officer (former President of the Company) have guaranteed the mortgage.

              Principal payments on the above equipment loan and mortgage are as follows:

                 Years Ended
                September 30,
                -------------
                                                   (Unaudited)

                    2004                           $  126,273
                    2005                              127,802
                    2006                               82,403
                    2007                               32,644
                    2008                               35,178
                    Thereafter                        462,798
                                                   -----------

                                                   $  867,098
                                                   ===========

       The mortgage on the Pennsylvania property and the term loan were paid off when the building and land were sold on May 21, 2003.

12. NET LOSS PER SHARE:

       Basic loss per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company's stock options, warrants and convertible securities. During the three months and nine months ended September 30, 2002 and 2003, such incremental amounts were excluded from the calculation since their effect would be to reduce the loss per share. Basic and diluted loss per share have been retroactively restated to reflect the recapitalization by including the number of equivalent shares received by TRS.

13. COMMITMENTS AND CONTINGENCIES:

       Effective December 17, 2002, the New Jersey Department of Environmental Protection ("NJDEP") began regulating the recycling of antifreeze and the Company became obligated to obtain a Class D Recycling Permit for this process. The permit is site specific and the plant was at its capacity, so the Company began preparing the permit while negotiating to purchase the entire building so that it could expand. After several months of negotiations, the property owner contracted to sell the building to another purchaser so the Company began to search for a new location. During this process, the company received two Notices of Violations ("NOV") from the NJDEP. The Company met with NJDEP on July 1, 2003 to explain that it was in the process of locating a new facility and that it was impractical to continue the permitting process for the existing facility because the facility would be vacated before the permit could be issued. As a result, NJDEP entered into an Administrative Consent Order with the Company that will allow for the continued operation of the antifreeze recycling operation until the end of January 2004.

       On July 7, 2003, the Company received a NOV from the Pennsylvania Department of Environmental Protection ("PADEP"), which required the Company to obtain a permit. The Company applied for this permit and is in the process of preparing a revised permit application with a different environmental professional. The Company modified operations and is in compliance of the PADEP pending PADEP grant of the permit.

       The Company is in the process of resolving a NOV from the Connecticut Department of Environmental Protection concerning its handling of solvents collected from its customers.

       The Company believes that the NOVs will not have a material impact on the financial position or operations of the Company.

       Employment Agreements:

       In August 2003, the Company entered into employment agreements with three officers of the Company, which became effective on September 30, 2003. Each agreement is for a term of two years and includes an automatic one year extension unless either party terminates the agreement at least three months prior to the expiration of the term. The agreements contain a commitment for aggregate annual salaries of $440,000 and a performance bonus for each of the years.

14. INCOME TAXES:

       The temporary differences that give rise to deferred tax assets are the direct write-off method for receivables, using accelerated methods of amortization and depreciation for property and equipment for tax purposes, and using statutory lives for intangibles for tax purposes. At September 30, 2003, the Company has computed a deferred tax asset in the amount of approximately $1,400,000, and has provided a 100% valuation allowance on the deferred tax asset due to the uncertainty regarding the realization of the future tax benefits.

       The Company has not completed income tax filings for the years ended December 31, 2001 and 2002, with the exception of ARS, and intends to take the steps required to complete the tax filings as soon as practicable.

       The valuation allowance (decreased) increased during the three months ended September 30, 2002 and 2003 by ($105,298) and $354,000,
       respectively, and during the nine months ended September 30, 2002 and 2003 by $191,892 and $731,000, respectively.

15. 2003 STOCK OPTION PLAN:

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

       On May 8, 2003, the Company granted 50,000 stock options, pursuant to its 2003 Stock Option Plan, to two former employees at an exercise price of $.08 per share. The fair value of these options was calculated to be $3,650 ($.073 per share) using the Black-Scholes Option Pricing Model.

       On May 8, 2003, the Company granted 1,835,000 stock options, pursuant to its 2003 Stock Option Plan, to key employees at an exercise price of $.08 per share (which was not less than the fair value on the date of grant). The stock options expire in ten years. On September 30, 2003, the Company issued an option to purchase 2,000,000 shares of common stock under the 2003 Stock Option Plan to an employee at an exercise price of $.20 per share (which was not less than the fair value on the date on grant). The option is for a term of 10 years and will vest one-half upon the date of grant, and one-quarter on the first and second anniversaries. For the three and nine months ended September 30, 2003, 90,000 stock options were cancelled. The fair value of each option grant is estimated on the date of grant by use of the Black-Scholes Option Pricing Model:

                                                                  For The Three        For The Nine
                                                                  Months Ended         Months Ended
                                                               September 30, 2003   September 30, 2003
                                                               ------------------   ---- -------------
                                                                  (Unaudited)          (Unaudited)
       Net loss available to common stockholders                  $ (2,625,574)        $ (4,946,988)
       Less stock-based compensation expense
         determined under fair value method for
         all stock options, net of related income
         tax benefit                                                  (185,834)            (223,130)
                                                                  -------------        -------------

       Pro forma net loss available to common                     $ (2,811,408)        $ (5,170,118)
         stockholders                                             =============        =============

       Basic and diluted loss per share, as reported              $       (.07)        $      (0.13)
       Basic and diluted loss per share, pro forma                $       (.07)        $      (0.14)

       There were no options outstanding at September 30, 2002.

16. SEGMENT REPORTING:

       The Company has two reportable business segments: Waste Recycling Products and Services and Absorbents. Prior to its acquisition of ARS on May 8, 2003, the Company only had one segment.

                                                          Three Months         Nine Months
                                                              Ended               Ended
                                                       September 30, 2003   September 30, 2003
                                                       ------------------   ------------------
                                                           (Unaudited)          (Unaudited)
       Total revenue:
          Waste recycling products and services           $  1,105,592      $  3,347,214
          Absorbents                                           448,818           733,424
                                                          -------------     -------------

            Total                                         $  1,554,410     $   4,080,638
                                                          =============     =============

       Net loss:
          Waste recycling products and service          $   (1,278,562)     $ (2,485,177)
          Absorbents                                           (78,154)         (125,049)
          Corporate/other                                     (924,841)       (1,992,745)
                                                        ---------------     -------------

            Total                                         $ (2,281,557)     $ (4,602,971)
                                                          =============     =============
       Assets:
          Waste recycling products and services                             $  1,278,614
          Absorbents                                                           1,474,886
          Corporate/other                                                      3,172,846
                                                                            -------------

            Total                                                           $  5,926,346
                                                                            =============

       In May 2003, the Company sold land and building in the waste recycling products and service segment for net proceeds of $494,461.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document and the Company's Report on Form 10-K for 2002.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking statements. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.


                                  SELECTED FINANCIAL INFORMATION
                                        NINE MONTHS ENDED
                                       SEPTEMBER 30, 2003

                                               2003                  2002
  Consolidated:                       ---------------------   ---------------------
  -------------

  Revenues                            $ 4,080,638      100%   $ 3,766,909      100%
  Cost of goods and services sold       3,307,966       81%     2,276,765       60%
  Gross profit                            772,672       19%     1,490,144       40%
  Total operating expenses              3,505,575       86%     3,413,113       91%
  Loss from operations                 (2,732,903)     (67%)   (1,922,969)     (51%)
  Interest expense and other expense   (1,870,068)     (46%)      (93,978)      (2%)
  Net loss                             (4,602,971)    (113%)   (2,016,947)     (54%)
  Preferred stock dividend
     (including beneficial feature)      (344,017)      (8%)            -        -
  Net loss available
      to common shareholders           (4,946,988)    (121%)   (2,016,947)     (54%)

  By segment

  Waste recycling products and services
  -------------------------------------

  Revenues                            $ 3,347,214      100%   $ 3,766,909      100%
  Cost of goods and services sold       2,706,740       81%     2,289,951       61%
  Gross profit                            640,474       19%     1,476,959       39%
  Total operating expenses              2,901,378       87%     2,203,326       58%
  Loss from operations                 (2,260,904)     (68%)     (726,367)     -19%
  Interest expense and other expense     (224,273)      (7%)      (98,067)      -3%
  Net loss                             (2,485,177)     (74%)     (628,300)     -17%

  Absorbents
  ----------

  Revenues                            $   733,424      100%             -        -
  Cost of goods and services sold         601,226       82%             -        -
  Gross profit                            132,198       18%             -        -
  Total operating expenses                217,439       30%             -        -
  Loss from operations                    (85,241)     -12%             -        -
  Interest expense and other expense      (39,808)      -5%             -        -
  Net loss                               (125,049)     -17%             -        -

  Corporate/other
  ---------------

  Total operating expenses                386,758        -    $ 1,209,787        -
  Loss from operations                   (386,758)       -     (1,209,787)       -
  Interest expense and other expense   (1,605,987)       -          4,089        -
  Net loss                             (1,992,745)       -     (1,205,698)       -
  Preferred stock dividend
     (including beneficial feature)      (344,017)       -              -        -
  Net loss available
     to common shareholders            (2,336,762)       -     (1,205,698)       -


Consolidated
------------

Total revenues for the nine-month period ended September 30, 2003 increased by $313,729 or 8% to $4,080,638 as compared to $3,766,909 from the comparable period of 2002. The increase in sales was due to the consolidation of ARS into Whitewing following the May 2003 acquisition. This accounted for $733,424 of the increase in sales and was offset by decrease in revenues of $(419,695) in Waste Recycling Products and Services, which was affected by the harsh winter conditions which prevented drivers from getting out to service customers, coupled with lower volumes generated by Whitewing's customers from their customers.

Gross profit as a percentage of sales decreased due to the lower sales volumes generated in the nine months ended September 30, 2003. Since much of the cost of sales is fixed, loss of sales equates to a direct shortfall in profit. In addition, purchases of raw materials from outside vendors were incurred to compensate for a shortage of capacity which significantly increased costs of goods and services sold. Increased truck repairs and rentals also negatively affected gross profit.

Selling, general and administrative expenses consist primarily of compensation and related costs for managerial, selling and administrative personnel, fees for professional services, rent, insurance and other general corporate expenses. Operating expenses increased by $92,462 to $3,505,575 in 2003 from $3,413,113 in 2002. During both the nine months ended September 30, 2002 and September 30, 2003, noncash compensation in the amounts of $1,138,113 and $506,334, respectively, were incurred for business advisory and consulting services and stock options granted to non-employees in 2003. Costs (excluding depreciation and amortization) of $175,285 for the operating costs of ARS have been included as a result of the May 2003 completion of the acquisition of ARS. During the period ending September 30, 2003, increased depreciation and amortization costs over the previous year were incurred costs for the CWO acquisition, the inclusion of ARS as a consolidating entity and the acquisition of ARS. An impairment loss in the amount of $212,000for the carrying amount of customer lists and agreements for Waste Recycling Products and Services was recognized. Lastly, warrants were expensed in the amount $126,685 in connection with the conversion of certain convertible notes payable for 650,000 shares of common stock.

Excluding these costs above, operating expenses increased by 5% over the previous period.

Losses from operations for 2003 were $(2,732,903) an increased loss of $(809,934) from $(1,922,969) in 2002.

Net loss was $(4,602,971), an increased loss of $(2,586,024) from $(2,016,947)
in 2002. Interest expense for the period ending September 30, 2003 increased over the same period in 2002 by $(1,776,090) to $(1,870,068). The increase in interest can be attributed to four major factors. Firstly, during the first quarter of 2002, Whitewing generated revenue as a result of the CWO operating agreement. Under this agreement, Whitewing did not incur interest expense on the assets used to generate the related revenue until September 2002 when the asset purchase was completed. Secondly, capital leases, bank debt, and stockholder loans increased significantly in 2003 resulting in higher interest expense offset by lower market rates. Thirdly, interest charges have been recognized related to the convertible promissory notes issued in March 2003, which is comprised of approximately $268,000 and $754,000 related to the fair value of the warrants and the "in the money" conversion feature, respectively. Lastly, two members of the Board of Directors entered into an agreement to convert $345,000 of loans payable and interest into shares of common stock at $.08 per share. As of September 30, 2003, the loan and interest had been converted into 4,405,427 shares of common stock. The market value of the common stock on the date of conversion was $.20. The difference in the market value per share and the conversion rate per share was recorded as interest expense, which amounted to $528,663.

Included in the net loss available to common shareholders is a provision for the preferred dividend. The preferred stock issued on September 30, 2003 includes an "in the money" conversion feature that allows the holders to convert to common stock at $.08 per share of common stock. The discount arising from the "in the money" conversion feature was $344,017. The preferred stock is convertible on date of issuance; therefore, the "in the money" conversion feature has been fully recognized as a dividend at September 30, 2003.

Waste Recycling Products and Services
-------------------------------------

Total revenues for the nine-month period ended September 30, 2003 decreased by $(419,695) or (11%) to $3,347,214 as compared to $3,766,909 from the comparable period of 2002. The decrease in sales was due to by the harsh winter conditions which prevented drivers from getting out to service customers, coupled with lower volumes generated by Whitewing's customers from their customers. Some of the lost sales had a ripple effect on later sales and operations, as the effect of the lost revenues severely affected cash flow and therefore the ability to fund inventory and other operating costs.

Gross profit decreased by $836,485 to $640,474 in 2003 compared with $1,476,959 in 2002. Since much of the cost of sales is fixed, loss of sales equates to a direct shortfall in profit. In addition, manufacturing is capacity constrained; in 2003, in order to supply product, Whitewing had to buy material from an outside vendor which increased cost of goods sold. Repairs to trucks and truck rentals while Whitewing's trucks were being repaired also contributed to the cost increase above 2002 levels.

Operating expenses increased by $698,052 or 32% to $2,901,378 as compared with $2,203,326 in 2002. The increased costs can be attributed to a number of factors. An environmental reserve for $50,000 was accrued for in 2003. Insurance costs increased by $113,000 as a result of the insurance industry's rate increases that affected most corporate renewals. The entire insurance portfolio was renewed during the third quarter of 2003. Depreciation and amortization on assets acquired as part of the CWO acquisition amounted to $81,000. In addition, some corporate costs related to professional fees for accounting services and consulting costs have been carried at Waste Recycling Products and Services and represent increases over 2002 levels in the amount of $226,000. Lastly, an impairment loss in the amount of $212,000 for the carrying amount of customer lists and agreements was recognized.


Losses from operations for 2003 were $(2,260,904), an increase of $(1,534,537) from $(726,367) in 2002.

Net losses were $(2,485,177), an increase of $(1,856,877) from $(628,300) in
2002. In addition to the losses from operations as described above, additional interest above 2002 levels was recognized on the additional borrowings related to the loans from Officer in the amount of $498,000 and $345,000.

Absorbents
----------

Total revenues for the nine-month period ended September 30, 2003 increased by $733,424 as a result of the acquisition of ARS in May 2003 and the consolidation of ARS into Whitewing. Gross Profit for the nine-month period ended September 30, 2003 increased by $132,198 as a result of the acquisition of ARS in May 2003 and the consolidation of ARS into Whitewing. Operating expenses for the nine-month period ended September 30, 2003 increased by $217,439 as a result of the acquisition of ARS in May 2003 and the consolidation of ARS into Whitewing. Losses from operations for the nine-month period ended September 30, 2003 increased by $(85,241) as a result of the acquisition of ARS in May 2003 and the consolidation of ARS into Whitewing. The net loss for the nine-month period ended September 30, 2003 increased by $(125,049) as a result of the acquisition of ARS in May 2003 and the consolidation of ARS into Whitewing.

Corporate/Other
---------------

Operating expenses for the nine-month period ended September 30, 2003 decreased by $823,029 to $386,758 from $1,209,787 in 2002. During both the nine months ended September 30, 2002 and September 30, 2003, noncash compensation in the amounts of $1,138,113 and $506,334, respectively, were incurred for business advisory and consulting services and stock options granted to non-employees in 2003.

The net loss for the nine-month period ended September 30, 2003 increased by $787,047 to $(1,992,745) from $(1,205,698). Interest expense for the period ending September 30, 2003 increased over the same period in 2002 by $(1,610,076) to $(1,605,987). The increase in interest can be attributed to four major factors. Firstly, during the first quarter of 2002, Whitewing generated revenue as a result of the CWO operating agreement. Under this agreement, Whitewing did not incur interest expense on the assets used to generate the related revenue until September 2002 when the asset purchase was completed. Secondly, capital leases, bank debt, and stockholder loans increased significantly in 2003 resulting in higher interest expense offset by lower market rates. Thirdly, interest charges have been recognized related to the convertible promissory notes issued in March 2003, which is comprised of approximately $268,000 and $754,000 related to the fair value of the warrants and the "in the money" conversion feature, respectively. Lastly, two members of the Board of Directors entered into an agreement to convert $345,000 of loans payable and interest into shares of common stock at $.08 per share. As of September 30, 2003, the loan and interest had been converted into 4,405,427 shares of common stock. The market value of the common stock on the date of conversion was $.20. The difference in the market value per share and the conversion rate per share was recorded as interest expense, which amounted to $528,663.


                           SELECTED FINANCIAL INFORMATION
                                 THREE MONTHS ENDED
                                 SEPTEMBER 30, 2003

                                             2003                    2002
                                      ---------------------   ---------------------

  Consolidated:
  -------------

  Revenues                            $ 1,554,410      100%   $ 1,325,755      100%
  Cost of goods and services sold       1,360,174       88%       836,390       63%
  Gross profit                            194,236       12%       489,365       37%
  Total operating expenses              1,354,030       87%       873,733       66%
  Loss from operations                 (1,159,794)     (75%)     (384,368)     (29%)
  Interest expense and other expense   (1,121,763)     (72%)      (28,803)      (2%)
  Net loss                             (2,281,557)    (147%)     (413,171)     (31%)
  Preferred stock dividend
     (including beneficial feature)      (344,017)     (22%)            -        -
  Net loss available
     to common shareholders            (2,625,574)    (169%)     (413,171)     (31%)

  By segment

  Waste recycling products and services
  -------------------------------------

  Revenues                            $ 1,105,592      100%   $ 1,325,755      100%
  Cost of goods and services sold       1,007,705       91%       849,576       64%
  Gross profit                             97,887        9%       476,179       36%
  Total operating expenses              1,309,481      118%       830,062       63%
  Loss from operations                 (1,211,594)    (110%)     (353,883)     (27%)
  Interest expense and other expense      (66,968)      (6%)      (31,519)      (2%)
  Net loss                             (1,278,562)    (116%)     (385,402)     (29%)

  Absorbents
  ----------

  Revenues                              $ 448,818      100%             -        -
  Cost of goods and services sold         352,470       79%             -        -
  Gross profit                             96,348       21%             -        -
  Total operating expenses                149,364       33%             -        -
  Loss from operations                    (53,016)     (12%)            -        -
  Interest expense and other expense      (25,138)      (6%)            -        -
  Net loss                                (78,154)     (17%)            -        -

  Corporate/other
  ---------------

  Cost of goods and services sold               -        -        (13,186)       -
  Gross profit                                  -        -         13,186        -
  Total operating expenses               (104,816)       -         43,671        -
  Loss from operations                    104,816        -        (30,485)       -
  Interest expense and other expense   (1,029,657)       -          2,716        -
  Net loss                               (924,841)       -        (27,769)       -
  Preferred stock dividend
     (including beneficial feature)      (344,017)       -              -        -
  Net loss available
     to common shareholders            (1,268,859)       -        (27,769)       -

                                       28


Consolidated
------------

Total revenues for the three-month period ended September 30, 2003 increased by $228,655 or 17% to $1,554,410 as compared to $1,325,755 from the comparable period of 2002. The increase in sales was due to the consolidation of ARS into Whitewing following the May 2003 acquisition. This accounted for $448,818 of the increase in sales and was offset by decrease in revenues of $(220,163) in Waste Recycling Products and Services. Some of the lost sales in the first quarter of 2002 had a ripple effect on later sales and operations, as the effect of the lost revenues severely affected cash flow and therefore the ability to fund inventory and other operating costs.

Gross profit as a percentage of sales decreased due to the lower sales volumes generated in the three months ended September 30, 2003. Since much of the cost of sales is fixed, loss of sales equates to a direct shortfall in profit. In addition, purchases of raw materials from outside vendors were incurred to compensate for a shortage of capacity which significantly increased costs of goods and services sold. Increased truck repairs and rentals also negatively affected gross profit.

Selling, general and administrative expenses consist primarily of compensation and related costs for managerial, selling and administrative personnel, fees for professional services, rent, insurance and other general corporate expenses. Operating expenses increased by $480,297 to $1,354,030 in 2003 from $873,733 in 2002. Most of the increase is related to the inclusion of ARS as a consolidating entity which accounts for $137,000, noncash costs of $49,000 related to consulting agreements and consulting fees of approximately $42,000. In addition, increased depreciation and amortization costs over the previous year were incurred costs for the CWO acquisition, the inclusion of ARS as a consolidating entity and the acquisition of ARS. An impairment loss in the amount of $212,000for the carrying amount of customer lists and agreements for Waste Recycling Products and Services was recognized. Lastly, warrants were expensed in the amount $126,685 in connection with the conversion of certain convertible notes payable for 650,000 shares of common stock.

The loss from operations for 2003 was $(1,159,794) a decrease of $(775,426) from $(384,368) in 2002.

Net loss was $(2,281,557), a decrease of $(1,868,386) from $(413,171) in 2002.
Interest expense for the period ending September 30, 2003 increased over the same period in 2002 by $(1,092,960) to $(1,121,763). While there is some increase in interest related to higher debt levels and the inclusion of CWO and ARS, most of the increased interest in the third quarter 2003 is related to two factors. Firstly, interest charges have been recognized related to the convertible promissory notes issued in March 2003, which is comprised of approximately $159,000 and $315,000 related to the fair value of the warrants and the "in the money" conversion feature, respectively. Lastly, two members of the Board of Directors entered into an agreement to convert $345,000 of loans payable and interest into shares of common stock at $.08 per share. As of September 30, 2003, the loan and interest had been converted into 4,405,427 shares of common stock. The market value of the common stock on the date of conversion was $.20. The difference in the market value per share and the conversion rate per share was recorded as interest expense, which amounted to $528,663.

Included in the net loss available to shareholders is a provision for the preferred dividend. The preferred stock issued on September 30, 2003 includes an "in the money" conversion feature that allows the holders to convert to common stock at $.08 per share of common stock. The discount arising from the "in the money" conversion feature was $344,017. The preferred stock is convertible on date of issuance; therefore, the "in the money" conversion feature has been fully recognized as a dividend at September 30, 2003.

Waste Recycling Products and Services
-------------------------------------

Total revenues for the three-month period ended September 30, 2003 decreased by $(220,163) or (17%) to $1,105,592 as compared to $1,325,755 from the comparable period of 2002. Some of the lost sales in the first quarter of 2002 had a ripple effect on later sales and operations, as the effect of the lost revenues severely affected cash flow and therefore the ability to fund inventory and other operating costs.

Gross profit decreased by $378,292 to $97,887 in 2003 compared with $476,179 in 2002. Since much of the cost of sales is fixed, loss of sales equates to a direct shortfall in profit. In addition, manufacturing is capacity constrained; in 2003, in order to supply product, Whitewing had to buy material from an outside vendor which increased cost of goods sold. Repairs to trucks and truck rentals while Whitewing's trucks were being repaired also contributed to the cost increase above 2002 levels.

Operating expenses increased by $479,419 or 58% to $1,309,471 as compared with $830,062 in 2002. The increased costs can be attributed to a number of factors. There was an addition to the environmental reserve for $10,000, Depreciation and amortization on assets acquired as part of the CWO acquisition amounted to $31,000. In addition, some corporate costs related to professional fees for accounting services and consulting costs have been carried at Waste Recycling Products and Services and represent increases over 2002 levels in the amount of $127,000. Lastly, an impairment loss in the amount of $212,000 for the carrying amount of customer lists and agreements was recognized.

Losses from operations for 2003 were $(1,211,594), an increase of $(857,710) from (353,883) in 2002.

Net losses were $(1,278,562), an increase of (893,160) from (385,402) in 2002, mostly as a result of the losses from operations.

Absorbents
----------

Total revenues for the three-month period ended September 30, 2003 increased by $448,818 as a result of the acquisition of ARS in May 2003 and the consolidation of ARS into Whitewing. Gross Profit for the three-month period ended September 30, 2003 increased by $96,348 as a result of the acquisition of ARS in May 2003 and the consolidation of ARS into Whitewing. Operating expenses for the three-month period ended September 30, 2003 increased by $149,364 as a result of the acquisition of ARS in May 2003 and the consolidation of ARS into Whitewing. Losses from operations for the three-month period ended September 30, 2003 increased by $(53,016) as a result of the acquisition of ARS in May 2003 and the consolidation of ARS into Whitewing. Net losses for the three-month period ended September 30, 2003 increased by $(78,154) as a result of the acquisition of ARS in May 2003 and the consolidation of ARS into Whitewing.

Corporate/Other
---------------

Net losses for the three-month period ended September 30, 2003 increased by $897,073 to $(924,842) from $(27,769). Interest expense for the period ending September 30, 2003 increased over the same period in 2002 by $(1,032,373) to $(1,029,658). The increase in interest can be attributed to two major factors. Firstly, interest charges have been recognized related to the convertible promissory notes issued in March 2003, which is comprised of approximately $159,000 and $315,000 related to the fair value of the warrants and the "in the money" conversion feature, respectively. Lastly, two members of the Board of Directors entered into an agreement to convert $345,000 of loans payable and interest into shares of common stock at $.08 per share. As of September 30, 2003, the loan and interest had been converted into 4,405,427 shares of common stock. The market value of the common stock on the date of conversion was $.20. The difference in the market value per share and the conversion rate per share was recorded as interest expense, which amounted to $528,663.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION:

CASH:

         The cash balance at September 30, 2003 was $372,727 which is an increase of $487,395 from the cash overdraft balance at December 31, 2002.

         Net cash used in operating activities for the nine months ended September 30, 2003 was $1,796,246. This was primarily a result of Whitewing's net loss for the period and increases in accounts receivable, inventory and accounts payable.

         Net cash provided by investing activities for the nine months ended September 30, 2003 was $207,580. The net cash provided was primarily from the proceeds of the sale of a property in Pennsylvania which amounted to $494,461, offset by advances to affiliates in the amount of $332,794. In addition, the early payment on a note receivable contributed $122,452.

         Net cash provided by financing activities for the nine months ended September 30, 2003 was $1,961,393. The cash provided was primarily from the cash received, $1,075,000, as a result of the issuance of promissory notes, the issuance of preferred stock and a loan from two Board members which was later converted to common stock. Additional cash was provided from the line of credit in the amount of $506,581 and from loans from related parties in the amount of $522,039. The mortgage on the Pennsylvania property and the term loan were paid off following the sale of the property. The balance of the cash was used for repayments of loans and obligations under capital leases and repayments of loans to related parties.

LIQUIDITY AND CAPITAL RESOURCES:

         Certain conditions indicate Whitewing may be unable to continue as a going concern. At September 30, 2003 Whitewing had negative working capital of approximately $2,613,000, negative cash flows from operations of approximately $1,796,000, an accumulated deficit of approximately $8,108,000 and stockholders' deficiency of approximately $76,000. The accompanying financial statements do not include any adjustments that might be necessary should Whitewing be unable to continue as a going concern.

         Certain stockholders, who are Board members, personally borrowed $500,000 from the bank in 2002 (bearing an interest rate of the bank's prime rate plus 1.5%, but not less than 6.25%) which was provided to Whitewing on an as needed basis. The balance on September 30, 2003 was approximately $498,000. The loan, as extended, will be due and payable on September 30, 2004. As part of the sale of the preferred stock, the Company has agreed to a covenant by which indebtedness in the amount of $500,000 owed to two Directors by the Company will not be repaid, restructured or otherwise modified until the earlier of: (i) September 30, 2006, (ii) the date on which all of the preferred stock has been redeemed by the Company or converted into shares of common stock, or (iii) the date on which the Company has maintained a consolidated debt coverage ratio for any two consecutive fiscal quarters after September 30, 2003.

         During the first quarter of 2003, Whitewing issued promissory notes in the amount of $1,075,000 to four noteholders. At the noteholders' option, the principal and interest may be converted into the Company's common stock at $.15 per share. Interest may be paid in the form of the Company's common stock using a conversion rate of $.15 per share. In addition, for each dollar of the loan, the noteholders received a warrant to purchase two shares of the Company's common stock at $.15 per share. The warrants may be exercised between September 30, 2003 and September 30, 2006. The Notes include anti-dilution provisions and have registration rights which require the Company to file with the Securities and Exchange Commission as soon as practicable. The Notes also have piggy back registration rights. The convertible notes contain a beneficial conversion feature due to the per share conversion price of the Notes being below market on the date of issuance. The proceeds were used to complete the acquisition of ARS and to reduce outstanding accounts payables and liabilities.

         In August 2003, the Company and the noteholders amended their agreement. The conversion price of the Notes was reduced from $.15 per share to $.08 per share and each of Messrs. Kleinert, Raben and Perry agreed to amend the Notes so that they automatically convert into shares of common stock upon the first closing of the private placement. As of September 30, 2003, the first closing of the private placement was completed. Principal in the amount of $575,000 was converted to 7,187,500 shares; interest in the amount of $28,493 was converted to 356,164 shares, for a total of 7,543,664 shares. The Company and the holder of the remaining Note in the aggregate principal amount of $500,000 have agreed to reduce the conversion price from $.15 per share to $.08 per share. In addition, such Note holder has also waived the right to redeem the
Note in the event that the Company receives gross proceeds from sales of its securities of at least $500,000 in exchange for the Company's agreement to repay $250,000 in satisfaction of a portion of the outstanding principal amount and all accrued and unpaid dividends if the Company receives gross proceeds from this offering in excess of $1,500,000.

         On August 12, 2003, the Company executed a note to memorialize several loans from Bruce Raben and Joseph Bianco, totaling $125,000 and $220,000, respectively. On August 29, 2003, the parties agreed to amend the note so that they automatically convert into shares of common stock upon the first closing of the private placement at the rate of $0.08 per share. As of September 30, 2003, the first closing of the private placement was completed. As of September 30, 2003, the loan and interest had been converted into 6,563,699 shares of common stock. The market value of the common stock on the date of conversion was $.20. The difference in the market value per share and the conversion rate per share was recorded as interest expense, which amounted to $528,663.

         In May 2003, Management sold the land and building which is not used in operations to raise funds. Further, Management intends to raise funds for acquisitions and working capital needs necessary to sustain the Company through the next twelve months.

         On September 10, 2003, the Company, and its exclusive placement agent, Maxim Group, LLC ("Maxim"), commenced a private offering of up to 250,000 units (the "Units"), at a price of $8.00 per Unit, with each Unit consisting of 1 share (the "Shares")of the Company's newly designated Series A Convertible Preferred Stock, par value $.001 per share (the "Series A Convertible Preferred Stock"), and 40 Class A Common Stock Purchase Warrants (the "Warrants"). The offering (the "Offering"), was to accredited investors ("Investors") only, on a "best efforts, all or none" basis with respect to the first 62,500 Units, and on a "best efforts" basis with respect to the remaining 187,500 Units. The Offering is being made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, and is intended to close on November 21, 2003, unless extended by the Company and Maxim. As of September 30, 2003 (the "First Closing Date"), the Company closed on the sale of the first 98,063 Units consisting of 98,063 shares of Series A Convertible Preferred Stock and 3,922,500 Warrants generating gross proceeds of approximately $784,500.

         On the first closing date, the Company issued unit purchase options to two individuals and two entities totaling 9,806 units at a purchase price of $10.00 per unit. Each unit consists of one (1) share of the Company's Series A Convertible Preferred Stock, par value $.001 per share and forty (40) Class A Common Stock Purchase Warrants.

         On the first closing a majority of the promissory noteholders converted their holdings into common stock at $.08 per share. Principal and interest totally $603,493.15 was converted to 7,543,664 shares of common stock.

THE COMPANY HAS INCURRED LOSSES AND LOSSES MAY CONTINUE.

         The Company incurred net losses available to common stockholders of approximately $2,195,000 and $4,517,000 for the three and nine months ended September 30, 2003. The Company is likely to incur additional losses.

OTHER CONSIDERATIONS.

Risk Factors

The Company Currently Has A Going Concern Opinion From Its Independent Auditors. The Company received a going concern opinion on its financial statements for fiscal year ended December 31, 2002. The Company reiterated its uncertainty as to whether it will be able to continue as a going concern in its quarterly report on Form 10-QSB for the quarters ended March 31, June 30, 2003, and September 30, 2003. A going concern opinion means that there is substantial doubt on the part of the Company's independent auditors that the Company can continue as a going concern in that the Company does not have sufficient cash and liquid assets to cover its operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained the Company would have to substantially alter its operations or may be forced to discontinue operations. The going concern opinion from its auditors may limit its ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

The Company May Not Achieve Profitability; The Company Anticipates Continued Losses; Current Liabilities Exceed Current Assets. For the nine months ended September 30, 2003, the Company reported a net loss available to common shareholders of $4,728,671, negative cash flows from operations of approximately $1,796,000, an accumulated deficit of approximately $7,890,000 and stockholders' deficiency of approximately $76,000. For the years ended December 31, 2001 and 2002 Whitewing reported a net loss of ($281,022) and ($2,659,665), respectively. The Company anticipates reporting a net loss for the year ending December 31, 2003. If the Company ever does achieve profitability, the Company cannot assure you that it can sustain or increase profitability. If revenues grow slower than the Company anticipates, or if operating expenses exceed its expectations or cannot be adjusted accordingly, its business, results of operations and financial condition will be materially and adversely affected. Furthermore, as of September 30, 2003, the Company had total current assets of $2,062,665 and total current liabilities of $4,675,567. One measure of insolvency is when assets are less than liabilities. No assurance can be given that the Company will improve its financial condition.

The Company May Have Difficulty Raising Needed Capital in the Future, Which Could Significantly Harm Its Business. The Company may require additional financing in order to support further expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The ability of the Company to arrange such financing in the future will depend in part upon the prevailing capital market conditions, as well as the business performance of the Company. There can be no assurance that the Company will be successful in its efforts to arrange additional financing on terms satisfactory to the Company. If additional financing is raised by the issuance of Shares from its treasury, control of the Company may change and shareholders may suffer additional dilution. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to take advantage of opportunities, or otherwise respond to competitive pressures and remain in business.

Failing To Comply With Environmental Regulations Could Adversely Affect Its Business. While increasing environmental regulation often presents new business opportunities to the Company, it likewise often results in significant risks for the Company. The transportation, handling, recycling and management of used oil, oil filters and antifreeze, and the disposal and treatment of wastes necessarily involves significant risks, including the possibility of damages to person or property caused by the escape of these materials into the environment, and the possibility of fines, penalties and other enforcement actions by governmental agencies. These risks may also include potentially large civil and criminal liabilities for failure to hold appropriate permits, and liability to customers and third parties for damages arising from the release of materials into the environment. See "Environmental Regulation." The Company strives to conduct its operations in compliance with applicable laws and regulations, including environmental rules and regulations. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, management believes that in the ordinary course of doing business, companies in the environmental services and recycling industry have a substantial risk of being subject to governmental enforcement proceedings based upon misunderstanding of their operations or inadvertent errors in those operations. Such proceedings must be defended against, and may result in settlements, fines or other expenses, including the upgrading of facilities or modification of work practices, even if the Company is innocent on the merits. Failure by the Company to comply with environmental regulations, or the cost of complying with such regulations, may have a material adverse effect on the financial condition, results of operations or prospects of the Company.

Potential Liabilities Involving Customers And Third Parties. In performing services for its customers, the Company potentially could be liable for breach of contract, personal injury, property damage (including environmental impairment), and negligence, including claims for lack of timely performance or for failure to deliver the service promised (including improper or negligent performance, failure to meet specifications, and breaches of express or implied warranties). The damages available to a claimant, should it prevail in its claims, are potentially large and could include consequential damages. Recycling companies, in connection with work performed for customers, also potentially face liabilities to third parties from various claims including claims for property damage or personal injury stemming from a release of substances into the environment. Claims for damage to third parties could arise in a number of ways, including: through a sudden and accidental release or discharge of contaminants or pollutants during transportation of materials or the performance of services; through the inability, despite reasonable care, of a spill prevention or remedial plan to contain or correct an ongoing seepage or release of pollutants; or through the inadvertent exacerbation of an existing contamination problem. Personal injury claims could arise contemporaneously with performance of its services or long after completion of projects as a result of alleged exposure to toxic or other dangerous substances. In addition, increasing numbers of claimants assert that companies performing recycling should be adjudged strictly liable for damages even though their services were performed using reasonable care, on the grounds that such services involved "abnormally dangerous activities."

The Company's Quarterly Results Fluctuate Due To Seasonality. The Company's operations may be affected by seasonal fluctuations due to weather influencing the timing of customers' spending for automotive services. Typically during the summer there is less demand for its services due to weather related reasons, particularly in the northern U.S. Extreme winter weather may also reduce demand for the Company's services.

Loss of Key Management May Be Detrimental To The Company. Management believes that the Company's continued success is dependent on its ability to attract and or retain highly skilled personnel. The loss of the services of Andrew Latham, Norman Raben, Geoffrey Perry, Carol Dancer or Kevin DeLeon could adversely affect the development of the Company or its ability to grow and sustain profitable operations. Each of these employees has entered into two-year employment contracts with the Company, or ARS in the case of Mr. Perry and Ms. Dancer. However, there can be no assurance that the Company will be able to retain or recruit such highly skilled personnel. The Company does not currently have key-man life insurance policies with respect to any of its executive officers except that the Company secured a $2,000,000 key man insurance policy on Kevin DeLeon, the Chief Executive Officer of the Company.

The Company Faces Intense Competition Which Could Negatively Affect Its Results Of Operations And Prospects. The recycling service market is characterized by intense competition. The Company competes against established recycling and environmental service companies as well as numerous independently owned small businesses. In addition, companies are developing or may, in the future, engage in the development of products competitive with its products. The Company expects that technological developments will occur and that competition is likely to intensify as new technologies are employed. Some of its competitors possess substantially greater financial, marketing, technical and other resources than the Company. There can be no assurance that the Company will have the ability to compete successfully.

Insufficient Liability Insurance Coverage May Negatively Affect Its Business. The Company may be exposed to potential liability claims by customers, government agencies and other third parties. The Company presently maintains commercial general liability policy and pollution liability insurance coverage. There can be no assurance that it will be able to renew such insurance or, if renewed, that any such insurance will be sufficient to cover all possible liabilities to which it may be exposed. In the event of a successful suit against the Company, insufficiency of insurance coverage could have a material adverse effect on its results of operations, financial condition and prospects.

The Company May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions. Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. The Company believes that it currently complies with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although the Company currently expects to comply with all current and future requirements, it may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require the Company to make changes to its corporate governance practices. For example, one Nasdaq proposal (which may become applicable to companies listed on the OTC Bulletin Board) under review by the Commission will require that a majority of the Board of Directors be composed of independent directors by the 2004 Annual Meeting of Stockholders. Currently, none of the members of the Board of Directors are considered to be independent. The Company may not be able to attract a sufficient number of directors in the future to satisfy this requirement, if enacted and if it becomes applicable to the Company.

Factors Associated with Future Acquisitions

The Company plans to grow rapidly by aggressively acquiring small to medium sized motor vehicle waste recycling companies. These companies may not have audited or reliable financial statements or sufficiently verifiable operating histories. As a consequence, the Company may pay more than the fair value for these businesses or assume liabilities that are greater than anticipated.

The Company May Be Unable To Secure Necessary Financing. In order to acquire similar or complimentary businesses, the Company may be required to secure additional financing which may not be available on terms and conditions satisfactory to the Company. Additional debt financing may increase the level of annual interest expense and ratio of debt to stockholders' equity, which will increase the risk that unexpected events may have an adverse effect on the Company's financial condition and results of operations.

Integrating Acquired Businesses May Negatively Affect The Business. In connection with the acquisition of additional businesses, the Company may experience certain systems and efficiency issues during the initial period of the integration. During the integration process, the Company may identify the need for various enhancements to address needs that are unique to such businesses in order to improve system efficiencies. Integration of such businesses may result in additional strain to the Company's operational systems, human resources and financial reporting systems and may have a material adverse effect on the Company's condition and results of operations.

The Company May Be Unable To Successfully Retain Important Employees. The integration of the operations of acquired businesses into the Company has required and will continue to require significant effort by key employees of the Company. Accordingly, if the Company were not able to retain key employees during the integration period, this could adversely affect such integration and therefore the Company's operations and cash flows.

The Company May Assume Environmental Liabilities. As part of the acquisition of similar or complimentary businesses, the Company may be required to assume certain environmental liabilities of the acquired business. The Company intends to perform extensive due diligence investigations with respect to both the amount and timing of any such liabilities. However, unanticipated costs (which may or may not result from future changes in environmental laws and regulations) could require that the Company incur liabilities in greater amounts than anticipated, which could adversely affect the Company's cash flow and financial condition.

The Company May Fail To Retain Key Customers. Subsequent to any acquisition, a portion of these customers of an acquired business in the industry may seek to place some business with other vendors so that such customers can continue to maintain more than one source of supply for recycling services. This could cause the results from operations and cash flows of the Company to be less than anticipated based upon the prior separate operations of the Company and acquired businesses.

Factors Related To The Company's Stock

Penny Stock Regulations May Impose Certain Restrictions On Marketability Of the Company's Securities. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, the Company's common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of investors to sell its securities in the secondary market and the price at which such purchasers can sell any such securities.

The Limited Trading Activity May Cause Possible Volatility In The Company's Stock Price. There has only been a limited public market for its securities and there can be no assurance that an active trading market in its securities will develop, and if developed, maintained. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of its common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of innovations by the Company or its competitors, general conditions in the industry in which it operates and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of its common stock.

The Company Has No History of Paying Dividends. The Company has never paid any cash dividends on its common stock and do not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company plans to retain any future earnings to finance growth. If the Company determines that it will pay dividends to the holders of its common stock, there is no assurance or guarantee that such dividends will be paid on a timely basis.

The Prices of Common Stock of Recycling and Environmental Service Companies Historically Have Been Subject to Significant Fluctuation and the Price of the Company's Common Shares May Be Volatile, Which May Result in Litigation That Could Be Costly and Divert Its Resources. The trading price of the Company's common stock in the past has been, and in the future may be, highly volatile. The trading price could be subject to wide fluctuations in response to quarter-to-quarter variations in its operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. Further, the financial markets have experienced significant price and volume fluctuations that particularly have affected the market prices of equity securities of many recycling and environmental service companies. When the market price of a company's stock drops significantly, shareholders often institute securities class action lawsuits against that company. A lawsuit against the Company could cause it to incur substantial costs and could divert the time and attention of its management and other resources.

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

         There has been no change in Whitewing's internal controls over financial reporting during its most recent fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

On January 29, 2003, a short time after the effective date of the new regulation, NJDEP issued a NOV to TRS for operating a Class D Recycling facility without a permit. In March 2003, TRS retained Sailer Environmental, Inc., an environmental consulting firm to assist it in the application preparation process.

In April 2003, NJDEP issued a second NOV to TRS for operating a Class D Recycling facility without a permit. At the same time, the landlord of the Ridgefield facility notified TRS that it has elected to sell the building to a third party. Management immediately began the process of finding a new facility. In conjunction with Sailer Environmental, the Company requested a meeting with the NJDEP to discuss the situation and possible solutions.

TRS met with NJDEP on July 1, 2003 to explain that it was in the process of locating a new facility and that it was impractical to continue the permitting process for the existing facility because the facility would be vacated before the permit could be issued. As a result, NJDEP has agreed to enter into an Administrative Consent Order with TRS which will allow for the continued operation of the antifreeze recycling operation until the end of January 2004. In addition, the Company has entered into an agreement with a third party pursuant to which such third party will supplement the Company's recycle antifreeze production until the Company's new antifreeze recycling facility is operational.

Harrisburg, Pennsylvania Facility:

TRS' Harrisburg, Pennsylvania facility currently operates as a new and recycled product distribution facility. The facility cannot accept waste materials at this time because the Pennsylvania Department of Environmental Protection ("PADEP") has not yet issued necessary permits. A Residual Waste Permit application was submitted to PADEP for review and approval on March 20, 2003. Upon approval of that application, TRS will be able to transfer waste to and from this site. These operations will include transferring used oil filters, waste solvent, and absorbent materials through the facility. Currently, these operations are being conducted at TRS' Ridgefield, New Jersey facility.

TRS is currently addressing a July 7, 2003 NOV issued by the PADEP, which essentially requires TRS to obtain the permit that TRS applied for in March of 2003. The corrective actions include not managing residual waste materials at the facility until the Residual Waste Permit is issued. TRS retained Sailer Environmental to re-write the permit and the Residual Waste Permit is expected to be issued during the first quarter of 2004.

Connecticut Transporter Permit:

TRS is currently resolving a NOV issued by the Connecticut Department of Environmental Protection (CTDEP) primarily concerning its handling of solvents collected from its customers. Since 1998 these solvents were shipped to TRS' Ridgefield, New Jersey facility where they were used as a product in accordance with NJDEP's approval to do so as described above. CTDEP had a different interpretation of the regulations than NJDEP or USEPA and declared that the solvent must be treated as a regulated waste. TRS firmly believes that its operations were fully consistent with all state and federal laws and regulations and that CTDEP's interpretation was not correct. However, Management determined that the best course of action was to follow the guidance suggested by the CTDEP to quickly resolve this issue. Management developed a plan to accommodate CTDEP without a material and adverse effect on the business, and submitted a formal offer to resolve the issue. CTDEP appears satisfied with the offer so Management expects a formal resolution of the NOV by the end of the fourth quarter.

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

ENVIRONMENTAL REMEDIATION EXPOSURE - ALL FACILITIES:

As of September 30, 2003, Whitewing accrued $10,000.00 for environmental hazards pursuant to SOP 96-1.

ITEM 2. CHANGES IN SECURITIES.

         In March 2003, the Company borrowed $1,075,000 and issued to four (4) investors in a private transaction (i) 8% convertible promissory notes ("the Notes") in the aggregate principal amount of $1,075,000 due February 28, 2004 and (ii) warrants for a total of 2,150,000 shares of common stock exercisable at $.15 per share during the period commencing on September 30, 2003 and ending on September 30, 2006 (the "Private Placement Warrants"). Three of the investors, Jack Kleinert, a new member of the Board of Directors, Norman Raben, the Executive Vice President, the Secretary, and a director of the Company, and Geoffrey Perry, the Chief Executive Officer and President of ARS, loaned the Company the aggregate principal amount of $500,000, $25,000 and $50,000, respectively. At the noteholders' option, subsequent to September 30, 2003, the principal and interest may be converted into the Company's common stock at an initial conversion price of $.15 per share. Each investor received a warrant to purchase two shares of the Company's common stock for each dollar loaned to the Company. The Notes and the private placement warrants include anti-dilution provisions and have certain registration rights which require the Company to file a Registration Statement with the SEC with respect to the shares of common stock issuable upon conversion of the Notes and exercise of the private placement warrants, as soon as practicable. Holders of the Notes also have certain piggyback registration rights.

         In August 2003, the Company and the noteholders amended their agreement. The conversion price of the Notes was reduced from $.15 per share to $.08 per share and each of Messrs. Kleinert, Raben and Perry agreed to amend the Notes so that they automatically convert into shares of common stock upon the first closing of this offering, which occurred on September 30, 2003. The Company and the holder of the remaining Note in the aggregate principal amount $500,000 have agreed to reduce the conversion price from $.15 per share to $.08 per share. In addition, such noteholder has also waived the right to redeem the
Note in the event that the Company receives gross proceeds from sales of its securities of at least $500,000 in exchange for the Company's agreement to repay $250,000 in satisfaction of a portion of the outstanding principal amount and all accrued and unpaid dividends if the Company receives gross proceeds from this offering in excess of $1,500,000.

         On January 28, 2003, the Company entered into a twelve month Business Advisory Agreement (the "Agreement") with Lomond International, Inc. (the "Advisor"), pursuant to which the Advisor has agreed to assist the Company for a period of one (1) year with strategic and financial transactions, including mergers, acquisitions, joint ventures, and debt and equity offerings. As consideration for these services the Company issued (i) options exercisable for 1,750,000 shares of common stock at an exercise price of $.001 per share (the "Options"), and (ii) common stock purchase warrants equal to ten percent (10%) of the number of shares issued in a transaction (as defined) introduced to the Company by the Advisor (the "Advisor Warrants"). The Advisor Warrants will have an exercise price equal to the fair market value of the Company's common stock as of the date of closing of any such transaction and shall terminate four years following the date of issuance. The Advisor shall also have the right to demand that the Company file a registration statement with the SEC covering the resale of the shares of common stock issuable upon exercise of the Advisor Warrant. On April 1, 2003, the Company and the Advisor amended the Agreement pursuant to which the Options were terminated and in lieu thereof the Company sold 2,000,000 shares of common stock to the Advisor at a price of $.001 per share. During the three months ended September 30, 2003, the Company expensed $155,430, which together with $122,570 expensed during the three months ended March 31, 2003 under the original agreement, brought the total compensation expense recognized under the Agreement to $278,000. On September 30, 2003, the Advisor earned 650,000 Advisor Warrants when an investor converted a note in the amount of $525,095.89 in principal and interest to 6,563,699 shares of common stock.

         On September 10, 2003, Whitewing Environmental Corp., a Delaware corporation (the "Company"), and its exclusive placement agent, Maxim Group, LLC ("Maxim"), commenced a private offering of up to 250,000 units (the "Units"), at a price of $8.00 per Unit, with each Unit consisting of 1 share (the "Shares") of the Company's newly designated Series A Convertible Preferred Stock, par value $.001 per share (the "Series A Convertible Preferred Stock"), and 40 Class A Common Stock Purchase Warrants (the "Warrants"). The offering (the "Offering"), is to accredited investors ("Investors") only, on a "best efforts, all or none" basis with respect to the first 62,500 Units, and on a "best efforts" basis with respect to the remaining 187,500 Units. The Offering is being made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, and is intended to close on November 21, 2003, unless extended by the Company and Maxim. As of September 30, 2003 (the "First Closing Date"), the Company closed on the sale of the first 98,063 Units consisting of 98,063 shares of Series A Convertible Preferred Stock and 3,922,500 Warrants generating gross proceeds of approximately $784,500.

         On the first closing date, the company issued unit purchase options to two individuals and two entities totaling 9,806 units at a purchase price of $10.00 per unit. Each unit consists of one (1) share of the Company's Series A Convertible Preferred Stock, par value $.001 per share and forty (40) Class A Common Stock Purchase Warrants.

         Since April 2003, Joseph Bianco, the Company's Chairman of the Board, and Bruce Raben, a director of the Company, loaned the Company the aggregate principal amount of $220,000 and $125,000, respectively. The loans bear interest at a rate of 8% per annum and are due on demand. Each of Messrs. Bianco and Raben agreed that the outstanding principal amount and accrued and unpaid interest will automatically convert into shares of Common Stock upon the First Closing Date at a conversion price of $.08 per share. Accordingly, upon the First Closing Date, the Company issued: (i) 2,813,726 shares of Common Stock in exchange for the cancellation of a total of $225,098 of indebtedness to Mr. Bianco; and (ii) 1,591,801 shares of Common Stock in exchange for the cancellation of a total of $127,344 of indebtedness to Mr. Raben.

         In March 2003, Jack Kleinert, a director of the Company, Norman Raben, the Company's Executive Vice President and Secretary and a director of the Company, and Geoffrey Perry, the Chief Executive Officer and President of Advanced Recovery Solutions, Inc., a subsidiary of the Company, loaned the Company the aggregate principal amount of $500,000, $25,000 and $50,000, respectively. In August 2003, the Company and Messrs. Kleinert, Raben and Perry amended the promissory notes so that (i) the conversion price of each of the notes was reduced from $.15 per share to $.08 per share and (ii) the principal of and the interest on the respective notes automatically converted into shares of Common Stock upon the First Closing Date. Accordingly, upon the First Closing Date, the Company issued 7,543,664 shares of Common Stock in exchange for the cancellation of a total of $603,493 of indebtedness to Messrs. Kleinert, Raben and Perry.

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

              (b) Reports on Form 8-K

                  Current report on form 8K filed on October 9, 2003 with respect to items 5, 7 and 9.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITEWING ENVIRONMENTAL CORP.

By: /s/ Kevin A. DeLeon
    -----------------------------------------
    Kevin A. DeLeon
    President and Chief Executive Officer