Form 10KSB
period 2003-12-31
WHITEWING ENVIRONMENTAL CORP
filed 2004-06-16
CIK 1001260

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [ ] No [X]

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenue for the year ended December 31, 2003 was $1,649,647.

    The aggregate market value of the voting stock held by non-affiliates as of June 15, 2004, computed by reference to the price at which the stock was sold, or the average closing bid and asked quotations of such stock, was $2,086,3330.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
Part I
     Item 1  -  Description of Business                                       3
     Item 2  -  Description of Property                                      14
     Item 3  -  Legal Proceedings                                            15
     Item 4  -  Submission of Matters to Vote of
                Security Holders                                             16

Part II
     Item 5  -  Market for Registrant's Common Equity
                And Related Stockholder's Matters                            16
     Item 6  -  Management's Discussion and Analysis of
                Financial Conditions and Results of Operations               17
     Item 7  -  Financial Statements                                         21
     Item 8  -  Change in and Disagreements with Accountants
                On Accounting and Financial Disclosure                       21
     Item 8A -  Controls and Procedures                                      22

Part III
     Item 9  -  Directors, Executive Officers, Promoters and
                Control Persons; Compliance with Section 16(a)
                Of the Exchange Act                                          22
     Item 10 -  Executive Compensation                                       24
     Item 11 -  Security Ownership of Certain Beneficial
                Owners and Management                                        27
     Item 12 -  Certain Relationships and Related Transactions               28
     Item 13 -  Exhibits and Reports on Form 8-K                             29
     Item 14 -  Principal Accountant Fees and Services                       30

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

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

                                     PART I

Item 1.  Description of Business.

Business Development and Recent Events:
---------------------------------------

         Whitewing Environmental Corp. ("Whitewing"), a Delaware Corporation, through its predecessor, Total Filter Recycling, Inc., a New Jersey Corporation, began operations in 1992 in the business of collecting and recycling used automotive oil filters.

         As of January 1, 2003, the Company had a 50% investment in ARS, which was accounted for under the equity method. ARS manufactures and distributes industrial absorbents.

         On February 26, 2003 the Company signed a Stock Purchase Agreement with two shareholders of ARS (Geoffrey Perry and Carol Dancer) to purchase the remaining 50% for 2,000,000 shares of the Company's common stock and $223,122 in the form of cash ($50,000) and a promissory note ($173,122). The sellers' shares of ARS are in escrow and will be released to the Company as payments are made. The Company purchased the remaining 50% of ARS to expand its current production capabilities and aggressively develop product lines that it has researched and developed. The results of operations of ARS have been included in the consolidated financial statements from the date of acquisition. The sellers entered into employment agreements with the Company.

         On April 9, 2004, Carol Dancer, Advanced Recovery Solutions' (ARS) Vice President of Sales and Marketing, resigned her position with ARS but agreed to stay on during a period of transition, which the Company treated as the creation of an at-will employment arrangement. On June 4, 2004, Dancer resigned from that position and the Company accepted her resignation and removed her from the Board of Directors of ARS.

         On June 4, 2004, the employment of Geoffrey Perry, President of ARS, was terminated for cause. He was also removed from the Board of Directors of ARS. The Board of Directors of ARS has not, as of yet, elected a new President. The Company will close the ARS Foxboro Massachusetts office on or about June 15, 2004. The Company is also closing its Kent, Washington warehouse. The Company retained a commercial realtor to find a sub-tenant or assignee for the Foxboro Massachusetts office and is negotiating a termination agreement with the landlord for the Kent Washington warehouse. The outstanding rent obligation will be accrued on the books of the Company.

         In March of 2004 Whitewing discontinued business operations of its subsidiary, Total Recycling Services, Inc. f/k/a Total Filter Recycling, Inc., and began the process of selling those assets with proceeds applied to the obligations due to senior creditors. On June 4, 2004, the Company completed the removal of all of the property of Total Recycling Services, Inc. from its primary facility at 430 Victoria Terrace in Ridgefield, New Jersey.

         In May of 2004, the Company received payment for the sale of its parts washer sink inventory and customer list with the proceeds applied first to fully liquidate amounts due on capital leases to the companies that leased the equipment ($30,795.95). The sale price is related to the number of customers that contract for service with the buyer, so the final proceeds are not yet calculable. All proceeds will be applied to the Company's primary line of credit.

Current Business of Whitewing:
------------------------------

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS:
-------------------------------------------------

         Whitewing is a manufacturer of industrial absorbent products from waste generated in the paper manufacturing and absorbent industries, primarily residual short fiber from paper production and scrap polypropylene. These items are made into various absorbents including loose particulate, booms, pillows, socks, and pads.

         Beginning in January of 2004, Whitewing became a distributor for System One Technologies, Inc. (System One) - a manufacturer of self-cleaning parts washer sinks and paint gun cleaners ("System One Products"). Founded in 1990, SystemOne Technologies designs, manufactures, sells and supports a full range of self contained, recycling industrial parts washing products for use in the automotive, aviation, marine and general industrial markets. System One has been awarded eleven patents for its products which incorporate innovative, proprietary resource recovery and waste minimization technologies. System One is headquartered in Miami, Florida. Whitewing was granted primary distribution rights for these products in the states of Delaware, New Jersey, New York, Connecticut and Pennsylvania (from Harrisburg east). Management anticipates expanding sales to other products and equipment in the near future.

         Until March of 2004, Whitewing was also in the business of recovering and recycling used oil filters and used antifreeze and it provided related services, principally in parts washer and brake washer sink rentals and absorbent supplies, in the retail and fleet automotive service and repair industry. These business lines were discontinued in March of 2004 and certain of the assets of this division are being sold with proceeds applied to obligations due to senior creditors. Other assets and liabilities of this business line remain on the balance sheet. By June 4, 2004, the Company completed the removal of all of the property of Total Recycling Services, Inc. from its primary facility at 430 Victoria Terrace in Ridgefield, New Jersey and from its facilities in Middleboro, Massachusetts and Harrisburg, Pennsylvania.

DISTRIBUTION METHODS:
---------------------

         Whitewing sells its absorbent products directly to industrial users and to distributors who market those products to industrial users. Product is shipped via common carrier to distributors or direct to customers.

         Whitewing distributes and services System One Products with company owned vans.

         With respect to absorbent products sales, Whitewing embarked on a multi-faceted marketing plan, which includes:

         - the recent hiring of a new National Sales Manager who will market Whitewing products to the nation's largest distributors while continuing development of sales efforts targeted to specific applications,
         - continuing to refine the content and distribution of its catalog;
         - targeting specific trade shows to promote sales of its products and services and to foster a unique image in the industry;
         - upgrading its website to facilitate internet sales and order entry.

         With respect to System One Products, Whitewing established a sales force to visit current users of traditional parts washer sinks and introduce them to System One Products. Whitewing intends to develop and implement a direct mail and telemarketing program. Whitewing also negotiated strategic sales and marketing relationships with wholesalers who service the motor vehicle service industry. Their wholesalers sales forces will be selling Whitewing products to their customers on a commission basis.

COMPETITION:
-----------

         Whitewing's principal competitors in the absorbent industry are New Pig and International Absorbents Inc.

         For its System One Products, the primary competitors are a number of companies that lease, sell and service traditional parts washer sinks, the largest of which is Safety-Kleen.

RAW MATERIALS/PRINCIPAL SUPPLIERS:
---------------------------------

         Whitewing contracts with its main supplier of its raw materials for absorbent products lines. Because the raw material is waste in the hands of the supplier, Whitewing is paid a disposal fee for removing the material. The material used for most fill products (socks, booms, and pillows) is waste generated by a wide variety of polypropylene manufacturers.

         Whitewing obtains all of its System One Products from System One Technologies, Inc. in Miami, Florida. (STEK.OB)

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS:
-----------------------------------------

         Approximately Ninety five (95%) percent of Whitewing's absorbent customers are large distribution companies. The balance of its customers are direct users.

         Whitewing enters into lease, sale, and/or service contracts with each of its customers for System One Products. Approximately seventy five (75%) percent of Whitewing's customers are small businesses with the balance of the customers being large firms in both automotive repair businesses and fleet operations.

INTELLECTUAL PROPERTY:
---------------------

         Whitewing owns, among other things, a specialized process to fill absorbent socks and booms, chemical formulas for acid and base neutralizers, pet bedding, cat litter, hydrophobic absorbents and a variety of other products. Although many of these systems or their elements may be patentable, Whitewing does not have patents and has not made patent applications to cover these systems.

GOVERNMENT REGULATION:
---------------------

         OVERVIEW. Whitewing's current business activities do not require special permitting and are not addressed by specific government regulation.

         With respect to operations of TRS, which were discontinued in March of 2004, State and federal governmental regulations govern, among other things: the handling of waste oil collected by Whitewing; Whitewing's transportation of waste oil; the operation of the facilities at which Whitewing stores and processes the waste oil and filters it collects; and the ultimate disposal of waste Whitewing removes from the oil and of the filters it collects. Whitewing discontinued these operations in March of 2004, however regulations continue to apply to closure procedures.

         Various permits are generally required by federal and state environmental agencies for TRS's transportation, accumulation and oil processing facilities. Most of these permits must be renewed periodically. Zoning, land use and siting restrictions also apply to these facilities. Regulations also govern matters such as the disposal of residual wastes, operating procedures, storm water and waste-water discharges, fire protection, worker and community right-to-know and emergency response plans. Air and water pollution regulations govern certain operations at TRS's facilities. Safety standards under the Occupational Safety and Health Act are also applicable. Governmental regulations also apply to the operation of vehicles used by TRS to transport the oil it collects and distributes, including licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipment manifesting and vehicle placarding requirements. Governmental authorities have the power to enforce compliance and violators are subject to civil and criminal penalties. TRS believes it is in compliance with these laws and regulations.

         TRS had a compliance committee comprised of three individuals who consulted with environmental and safety professionals. The committee's responsibility was to continuously improve the procedures and practices to be followed by TRS, to comply with various federal, state and local laws and regulations involving the protection of the environment and worker health and safety, and to monitor compliance. This committee was eliminated due to the closure of TRS.

         HAZARDOUS AND SOLID WASTE REQUIREMENTS. TRS's discontinued services involved the collection, transportation, storage, processing, recycling and disposal of automotive waste materials. Many of these materials are regulated in the United States as "solid wastes" under the Resource Conservation and Recovery Act of 1976 ("RCRA"). In addition to being regulated as solid wastes, some of these materials are further regulated as "hazardous wastes". Accordingly, TRS is subject to federal and state regulations governing hazardous and solid wastes. RCRA established a national program, which classified various substances as "hazardous wastes," established requirements for storage, treatment and disposal of hazardous wastes, and imposed requirements for facilities used to store, treat or dispose of such wastes. RCRA was amended in 1984 by the Hazardous and Solid Waste Amendments ("HSWA") which expanded the scope of RCRA to include businesses which generate smaller quantities of waste materials (so-called "small quantity generators"), expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills (thereby, in effect, requiring that the wastes be recycled, treated, or destroyed).

         Hazardous and solid waste regulations impose requirements which must be met by facilities used to store, treat and dispose of these wastes. Operators of waste storage, disposal and treatment facilities, such as TRS, must obtain a RCRA permit from federal or authorized state governmental authorities to operate those facilities. States may also require a solid waste permit. TRS possessed waste transporter permits in all states where it had operations.

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

         The Company received notices of violation from the Departments of Environmental Protection in Massachusetts, Connecticut, New Jersey, and Pennsylvania. A Notice of Violation (NOV) is essentially a notice to an entity to take action to achieve regulatory compliance based on the issuing government agency's interpretation of the regulations. In Management's experience, NOVs are not uncommon in highly regulated businesses such as the business Whitewing operates. Moreover, due to the complexity of the regulatory structure, it is not uncommon for there to be confusion among different jurisdictions regulating the same activity. The NOVs discussed below reflect confusion and misunderstanding which Whitewing is resolving through discussions and compromise with each of the entities.

Ridgefield, New Jersey Facility:

         Since 1997 used antifreeze has been processed at TRS' facility to produce recycled antifreeze, which is then sold to TRS' customers. The process involves settling, processing through a propriety reverse osmosis system and the addition of anti-corrosion compounds. This process was not historically regulated by the NJDEP.

         Effective December 17, 2002, the NJDEP began regulating the recycling of antifreeze and TRS became obligated to obtain a Class D Recycling Permit for this process. A Class D permit is site specific so in the event that TRS relocated, a new permit would have to be secured. The Company anticipated that TRS would relocate to a new facility during the first quarter of 2004. TRS occupied approximately one half of the building and its operations were already straining the capacity of the site.

         On January 29, 2003, a short time after the effective date of the new regulation, NJDEP issued a NOV to TRS for operating a Class D Recycling facility without a permit. In March 2003, TRS retained Sailer Environmental, Inc., an environmental consulting firm to assist it in the application preparation process.

         In April 2003, NJDEP issued a second NOV to TRS for operating a Class D Recycling facility without a permit. At the same time, the landlord of the Ridgefield facility notified TRS that it has elected to sell the building to a third party. Management immediately began the process of trying to find a new facility. In conjunction with Sailer Environmental, the Company requested a meeting with the NJDEP to discuss the situation and possible solutions.

         TRS met with NJDEP on July 1, 2003 to explain that it was in the process of locating a new facility and that it was impractical to continue the permitting process for the existing facility because the facility would be vacated before the permit could be issued. As a result, NJDEP agreed to enter into an Administrative Consent Order with TRS which allowed for the continued operation of the antifreeze recycling operation until the end of January 2004. Because a new site was not found by that time, TRS discontinued antifreeze recycling and instead entered into an agreement with a third party to provide the Company's recycle antifreeze until the Company's new antifreeze recycling facility was operational. In March of 2004, Whitewing discontinued the entire business operations of TRS.

Harrisburg, Pennsylvania Facility:

         TRS' Harrisburg, Pennsylvania facility operated as a new and recycled product distribution facility. The facility discontinued collection of waste materials because its permit application was in the review process with the Pennsylvania Department of Environmental Protection ("PADEP"). A Residual Waste Permit application was submitted to PADEP for review and approval on March 20, 2003. Upon approval of that application, TRS would be able to transfer waste to and from this site. These operations were conducted at TRS' Ridgefield, New Jersey facility until Whitewing discontinued all TRS operations in March of 2004.

         TRS is currently addressing a July 7, 2003 NOV issued by the PADEP, which essentially requires TRS to obtain the permit that TRS applied for in March of 2003. The corrective actions include not managing residual waste materials at the facility until the Residual Waste Permit was issued. Because all operations were discontinued, the permit application was not filed.

Connecticut Transporter Permit:

         TRS was in the process of resolving a NOV issued by the Connecticut Department of Environmental Protection (CTDEP) primarily concerning its handling of solvents collected from its customers. Since 1998 these solvents were shipped to TRS' Ridgefield, New Jersey facility where they were used as a product in accordance with NJDEP's approval to do so as described above. CTDEP had a different interpretation of the regulations than NJDEP or USEPA and declared that the solvent must be treated as a regulated waste. TRS firmly believed that its operations were fully consistent with all state and federal laws and regulations and that CTDEP's interpretation was not correct. However, Management determined that the best course of action was to follow the guidance suggested by the CTDEP to quickly resolve this issue. Management developed a plan to accommodate CTDEP without a material and adverse effect on the business, and submitted a formal offer to resolve the issue. CTDEP appeared satisfied with the offer and did not pursue any further action.

Massachusetts Operations:

         The Massachusetts Department of Environmental Protection (MADEP) performed an inspection of TRS's Massachusetts facility and operations in January of 2004 which resulted in the issuance of a Notice of Noncompliance in February of 2004, which primarily addressed the failure of Whitewing to ensure that its customers properly drain oil filters before placing them in drums for collection. In a meeting held in March of 2004, MADEP was informed that TRS operations were discontinued. In April of 2004, Whitewing concluded a settlement with the MADEP and entered an Administrative Consent Order which set a schedule for facility closure and required payment of penalty of $20,000.00 in five installments of $4,000.00 commencing May 15, 2004 and concluding September 3, 2004.

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

         POTENTIAL ENVIRONMENTAL LIABILITIES. Based on its past experience and its knowledge of pending cases, Whitewing believes it is unlikely that Whitewing's actual liability on cases now pending will be materially adverse to its financial condition. It should be noted, however, that many environmental laws are written and enforced in a way in which the potential liability can be substantial, and it is always possible that Whitewing's actual liability in any particular case or claim will prove to be larger than the amount anticipated and accrued.

Employees:
---------

         As of May 1, 2004, Whitewing employed 36 persons including 6 executive and administrative employees who perform services for both operating divisions. The absorbent division employs 3 sales, 4 management and 15-20 warehouse/technician employees. The distribution division employs 1 supervisor, 3 technician/sales and 3 warehouse/support employees.

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

Risks related to our business
-----------------------------

We Currently Have A Going Concern Opinion From Our Independent Auditors. The Company received a going concern opinion on its financial statements for fiscal year ended December 31, 2002 and for the fiscal year ended December 31, 2003. A going concern opinion means that there is substantial doubt on the part of the Company's independent auditors that the Company can continue as a going concern in that the Company does not have sufficient cash and liquid assets to cover its operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained the Company would have to substantially alter its operations or may be forced to discontinue operations. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Insufficient Shares of Common Stock for Conversion of Outstanding Derivative Securities. The Company's certificate of incorporation does not currently authorize a sufficient number of shares of the Company's Common Stock to enable the holders of certain Debentures offered in a private offering ("Debentures"), to convert the Debentures into Common Stock or for the Company to raise additional equity capital. In order to amend the Company's certificate of incorporation, the stockholders of the Company must approve such amendment. The Company expects to have a stockholder's meeting during the third quarter of 2004 and intends to take the appropriate action in order to effectuate the amendment. There can be no assurance that the Company will successfully amend it certificate of incorporation.

Potential Liability Relating To Discontinuation of Company's TRS Business. The Company has recently implemented a corporate reorganization, which included the discontinuation and sale of some of the Company's business operations. As a result of these actions, the Company may continue to be liable for the liabilities of these operations, which could have a material adverse effect on the Company's long-range business or financial condition. The Company may be responsible for outstanding accounts payable in excess of $1,000,000.00, may incur employment and sales tax liabilities in excess of $150,000.00, may be liable for environmental penalties from the Departments of Environmental Protection in New Jersey, Pennsylvania, Connecticut and Massachusetts related to closure operations and past violations. The closure of TRS will have a substantial negative impact on revenue. The Company anticipates that its assets will be written down because of the liquidation of assets for less than their value as stated on the Company books.

New Management. As a result of the corporate restructuring the Company hired Michael Risley as its new President and Chief Executive Officer to oversee the management of the Company's operations. Mr. Risley resigned those positions and remained as a consultant until the Company is better funded. Joseph J. Bianco assumed the offices of President and Chief Executive Officer. Andrew V. Latham, Jr. (Executive Vice President and Chief Technology Officer) resigned his offices and is negotiating a consulting agreement with the Company. Kevin DeLeon, formerly the President and Chief Executive Officer, is also negotiating a separation agreement. Norman Raben assumed the offices of Treasurer and Chief Financial Officer in addition to being the Company's Executive Vice President and Secretary. There can be no assurance that the Company's new management will be successful in implementing the Company's business plan. Management believes that the Company's continued success is dependent on its ability to attract and or retain highly skilled personnel. However, there can be no assurance that the Company will be able to retain or recruit such highly skilled personnel. The Company does not currently have key-man life insurance policies with respect to any of its executive officers.

Stock Option Granted To Michael Risley Will Have A Negative Impact To The Company Profit And Loss Calculation. Michael Risley was issued options to purchase a number of shares equal to 12% of the issued and outstanding shares of the Common Stock of the Company on a fully diluted basis at an exercise price of $.01 per share. The amount is calculated upon vesting, which will occur 1/2 on or about June 30, 2004 and 1/2 on or about June 30, 2005. All options vest upon a Change of Control of the Company (as defined in the Risley agreement). The options expire on March 18, 2011 or three years from termination, whichever is sooner. The exercise of said options will negatively impact the Company's profit and loss statement.

We May Not Achieve Profitability; We Anticipate Continued Losses; Current Liabilities Exceed Current Assets; Working Capital Deficiency. For the year ended December 31, 2003, we reported a net loss of ($6,222,328), negative cash flows from operations of approximately ($3,661,000) and we had an accumulated deficit of approximately ($10,170,000). For the years ended December 31, 2001 and 2002 we reported a net loss of ($281,022) and ($2,659,665), respectively. If we ever do achieve profitability, we cannot assure you that we can sustain or increase profitability. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely effected. Furthermore, as of December 31, 2003, we had total current assets of $1,988,058 and total current liabilities of $4,178,197. One measure of insolvency is when assets are less than liabilities. As a result of the working capital deficiency, the Company has become increasingly delinquent in payments to its creditors. No assurance can be given that the Company will improve its financial condition nor will be able to make its interest payments on its outstanding debt. Figures for the quarter ended March 31, 2004, may vary significantly, particularly due to the closure of TRS. We expect to report significant losses for the first quarter of 2004, in part do to the closure of TRS.

Development Stage Company. As a result of a recently implemented corporate reorganization that included the discontinuation and sale of some of the Company's business operations, which accounted for 70% of the Company's revenue, the present line of business operated by the Company is in the development stage and has not generated significant revenues from operations. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by any company in the development stage. The Company will be subject to numerous risks, expenses, problems and difficulties typically encountered in establishing a new business, including unanticipated problems and additional costs relating to development and testing of products, commencement of manufacturing and production.

We May Have Difficulty Raising Needed Capital in the Future, Which Could Significantly Harm Our Business. The Company has incurred significant indebtedness in order to continue its operations. Therefore, we will require additional financing in order to support further expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The ability of Whitewing to arrange such financing in the future will depend in part upon the prevailing capital market conditions, as well as the business performance of Whitewing. There can be no assurance that Whitewing will be successful in its efforts to arrange additional financing on terms satisfactory to Whitewing. If additional financing is raised by the issuance of shares from our treasury, control of Whitewing may change and shareholders may suffer additional dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of opportunities, or otherwise respond to competitive pressures and remain in business.

We Defaulted On Our Obligation To Register Shares. In September of 2003 we conducted a private placement consisting of convertible preferred shares and warrants. At that time the Company accepted the obligation to exert reasonable efforts to have a registration statement declared effective by the SEC by March 31, 2004. As of the date of this Annual Report, we have not filed a registration statement. Because it may subsequently be determined that the Company did not exert reasonable effort to have the Commission declare such registration statement effective by March 31, 2004, the dividend rate on preferred shares may increase by 2% for each whole calendar month during which such registration statement is not declared effective by the Commission; provided however, that in no event shall the dividend rate exceed 20%.

Failing To Comply With Environmental Regulations Could Adversely Affect Our Business. Although the Company is discontinuing its recycling and waste operation, these operations will continue to present significant risks for the Company. The closure of processing facilities and the transportation, handling, recycling and management of used oil, oil filters and antifreeze, and the disposal and treatment of wastes necessarily involves significant risks, including the possibility of damages to person or property caused by the escape of these materials into the environment, and the possibility of fines, penalties and other enforcement actions by governmental agencies. These risks may also include potentially large civil and criminal liabilities for failure to hold appropriate permits, and liability to customers and third parties for damages arising from the release of materials into the environment. The Company strives to conduct its closure plans and operations in compliance with applicable laws and regulations, including environmental rules and regulations. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, management believes that in the process of a closure and in the ordinary course of doing business, companies in the environmental services and recycling industry have a substantial risk of being subject to governmental enforcement proceedings based upon misunderstanding of their operations or inadvertent errors in those operations. Such proceedings must be defended against, and may result in settlements, fines or other expenses, including the upgrading of facilities or modification of work practices, even if the Company is innocent on the merits. Failure by the Company to comply with environmental regulations, or the cost of complying with such regulations, may have a material adverse effect on the financial condition, results of operations or prospects of the Company.

Potential Liabilities Involving Customers And Third Parties. In performing services for our customers, the Company potentially could be liable for breach of contract, personal injury, property damage (including environmental impairment), and negligence, including claims for lack of timely performance or for failure to deliver the service promised (including improper or negligent performance, failure to meet specifications, and breaches of express or implied warranties). The damages available to a claimant, should it prevail in its claims, are potentially large and could include consequential damages. Recycling companies, in connection with work performed for customers, also potentially face liabilities to third parties from various claims including claims for property damage or personal injury stemming from a release of substances into the environment. Claims for damage to third parties could arise in a number of ways, including: through a sudden and accidental release or discharge of contaminants or pollutants during transportation of materials or the performance of services; through the inability, despite reasonable care, of a spill prevention or remedial plan to contain or correct an ongoing seepage or release of pollutants; or through the inadvertent exacerbation of an existing contamination problem. Personal injury claims could arise contemporaneously with performance of our services or long after completion of projects as a result of alleged exposure to toxic or other dangerous substances. In addition, increasing numbers of claimants assert that companies performing recycling should be adjudged strictly liable for damages even though their services were performed using reasonable care, on the grounds that such services involved "abnormally dangerous activities."

We Face Intense Competition That Could Negatively Effect Our Results Of Operations And Prospects. The absorbent manufacture and distribution market is characterized by intense competition. We compete against established manufacturers and distributors. In addition, companies are developing or may, in the future, engage in the development of products competitive with our products. We expect that technological developments will occur and that competition is likely to intensify as new technologies are employed. Some of our competitors possess substantially greater financial, marketing, technical and other resources than us. There can be no assurance that we will have the ability to compete successfully. With respect to the sale and service of self-cleaning parts washer sinks, the market (motor vehicle repair and service shops) standard is a more simple sink that merely collects dirty solvent. We have no assurance that shop owners will be willing to change from a simple, well-known device to a more expensive and complex device.

Insufficient Liability Insurance Coverage May Negatively Affect Our Business. We may be exposed to potential liability claims by customers, government agencies, and other third parties. We presently maintain commercial general liability policy and pollution liability insurance coverage. There can be no assurance that we will be able to renew such insurance or, if renew, that any such insurance will be sufficient to cover all possible liabilities to which we may be exposed. In the event of a successful suit against us, insufficiency of insurance coverage could have a material adverse effect on our results of operations, financial condition and prospects.

We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions. Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices. For example, one Nasdaq proposal

(which may become applicable to companies listed on the OTC Bulletin Board) under review by the Commission will require that a majority of our Board of Directors be composed of independent directors by our 2004 Annual Meeting of Stockholders. Currently, none of the members of our Board of Directors are considered to be independent. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement, if enacted and if it becomes applicable to our Company.

Factors Relating to Acquisitions of Other Businesses

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

We May Be Unable To Successfully Retain Important Employees. The integration of the operations of acquired businesses into the Company has required and will continue to require significant effort by key employees of the Company. Accordingly, if the Company were not able to retain key employees during the integration period, this could adversely affect such integration and therefore the Company's operations and cash flows.

We May Fail To Retain Key Customers. Subsequent to any acquisition, a portion of these customers of an acquired business in our industry may seek to place some business with other vendors so that such customers can continue to maintain more than one source of supply for recycling services. This could cause the results from operations and cash flows of the Company to be less than anticipated based upon the prior separate operations of the Company and acquired businesses.

Factors Related To Our Stock

Penny Stock Regulations May Impose Certain Restrictions On Marketability Of Our Securities. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities. Investors should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

o control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
o manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
o the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our Common Stock.

Additional Authorized Shares Of Common Stock And Preferred Stock Available For Issuance May Adversely Affect The Market. We are authorized to issue 100,000,000 shares of our Common Stock. As of June 15, 2004, there were 56,150,634 shares of our Common Stock issued and outstanding. However, the total number of shares of Common Stock issued and outstanding does not include the exercise of options or warrants or the conversion of convertible securities. As of June 15, 2004, we have reserved up to 49,788,326 shares of our Common Stock for issuance upon exercise of outstanding stock options, warrants, note conversions and debenture conversions, and approximately 22,412,600 shares are presently issuable upon the conversion of the convertible preferred stock. Of the reserved shares, a total of 7,000,000 shares of Common Stock have been reserved under the Company's 2003 Stock Option Plan. As of June 15, 2004, there were 4,710,000 options issued under the Stock Option Plan.

Exercise of the outstanding convertible securities will reduce the percentage of Common Stock held by the public stockholders. Further, the terms on which we could obtain additional capital during the life of the convertible securities may be adversely affected, and it should be expected that the holders of the convertible securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such convertible securities. As a result, any issuance of additional shares of Common Stock may cause our current shareholders to suffer significant dilution, which may adversely affect the market.

In addition to the above-referenced shares of Common Stock that may be issued without shareholder approval, we have shares of authorized "blank check" preferred stock, the terms of which may be fixed by our Board of Directors. We presently have no issued and outstanding shares of preferred stock other than the Series A Convertible Preferred Stock and while we have no present plans to issue any other shares of preferred stock, our Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of additional preferred stock could have an adverse effect on the holders of Common Stock.

Shares Eligible For Future Sale May Adversely Affect The Market. Of the 56,150,634 shares of Common Stock held by our present stockholders, approximately 5,300,000 shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Act, subject to certain limitations. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three-month period a number of securities that does not exceed 1% of the then outstanding shares of Common Stock. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an affiliate of Whitewing and who has satisfied a two-year holding period. Sales of Common Stock pursuant to Rule 144 or under a registration statement filed with the Commission may have an adverse effect on the market price of our securities.

The Limited Trading Activity May Cause Possible Volatility In Our Stock Price. There has only been a limited public market for our securities and there can be no assurance that an active trading market in our securities will develop, and if developed, maintained. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The NASDAQ Stock Market. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our Common Stock.

We Have No History of Paying Dividends. We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We plan to retain any future earnings to finance growth. If we determine that we will pay dividends to the holders of our Common Stock, there is no assurance or guarantee that such dividends will be paid on a timely basis. Currently, under the terms of the Series A Preferred Stock, we are prohibited from declaring dividends on our Common Stock.

The Prices of Common Stock of Recycling and Environmental Service Companies Historically Have Been Subject to Significant Fluctuation and the Price of Our Common Shares May Be Volatile, Which May Result in Litigation That Could Be Costly and Divert Our Resources. The trading price of our Common Stock in the past has been, and in the future may be, highly volatile. The trading price could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts or other events or factors. Further, the financial markets have experienced significant price and volume fluctuations that particularly have affected the market prices of equity securities of many recycling and environmental service companies. When the market price of a company's stock drops significantly, shareholders often institute securities class action lawsuits against that company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Item 2.  Description of Property.

Facilities:
-----------

         1. Watertown, New York - Owned - 31,256 square foot building on 6.76 acres used for manufacturing and converting absorbent products. Subject to a mortgage in the amount of $641,250. The building is less than 10 years old. The depreciable basis is approximately $671,000. The method of depreciation is 40 year straight-line.

         2. Garfield, New Jersey - Leased - Approximately 7,865 square feet of office and warehouse space. Whitewing expects to move its corporate offices to this building by the end of the second quarter of 2004, which will also serve as the warehouse for System One Products.

         3. Ridgefield, New Jersey - Leased - Approximately 5,500 square foot office space houses Whitewing's main executive and administrative offices. Whitewing is currently negotiating a sublease and expects to move executive and administrative operations to the Garfield location by the end of the second quarter of 2004.

         4. Kent, Washington - Leased - Approximately 10,000 square feet of warehouse and office space for Whitewing absorbent sales on the west coast of the United States. Whitewing is currently negotiating a termination of this lease.

         5. Ridgefield, New Jersey - Leased - Approximately 15,000 square foot office and warehouse space used for processing oil filters, re-manufacturing antifreeze and assembled products. The facility also acted as a distribution point for Whitewing products and as a regional trucking terminal. The lease on this facility ended in January of 2004. The Company arranged for the use of the space on a month to month basis. In March of 2004, TRS operations were discontinued and the Company began closure procedures. Whitewing expects complete closure to take place in the third quarter of 2004.

         6. Middleboro, Massachusetts - Leased - Approximately 3,500 square foot space used for trucking and oil filter processing. The space was vacated as part of the discontinuation of TRS business operations and complete closure is to take place before the third quarter of 2004. Because it was a month-to-month tenancy, the Company expects no liability for rent.

         7. Harrisburg, Pennsylvania - Leased - Approximately 6,000 square foot space used for product assembly, drum maintenance, and as a regional trucking terminal. The space was vacated as part of the discontinuation of TRS business operations and complete closure is to take place before the third quarter of 2004. Because the lease runs to December, 2005, TRS may be liable for rent should the building not be re-leased.

         8. Meriden, Connecticut - Leased by Total Recycling Services of Connecticut, Inc. (TRS-CT), a wholly owned subsidiary of TRS.- Approximately 1,000 square foot space used for a laboratory for testing various waste. The space was vacated as part of the discontinuation of TRS business operations and complete closure is to take place before the third quarter of 2004. Because the lease runs to July, 2007, TRS-CT may be liable for rent should the building not be re-leased.

         9. Wallingford, Connecticut - Leased by TRS-CT - Approximately 2,300 square foot space used for offices for the Connecticut operations, trucking, storage space, and truck maintenance garage. The space was vacated as part of the discontinuation of TRS business operations and complete closure is to take place before the third quarter of 2004. Because the lease runs to July, 2007, TRS-CT may be liable for rent should the building not be re-leased.

         10. Foxborough, Massachusetts - Leased by ARS, a 50% owned subsidiary - Approximately 2,400 square foot space used for offices for ARS operations and a garage for storage of certain spill clean up/absorbent products. All storage was moved to the Watertown facility and administrative functions were moved to the Ridgefield headquarter offices during the second quarter of 2004. This office will be closed before the third quarter of 2004. Because the lease runs to December, 2005, ARS may be liable for rent should the building not be re-leased.

         11. Etters, Pennsylvania - Owned - Approximately total of 17,300 square foot for 2 buildings on 5.87 acres previously used as a trucking terminal. Property was sold on May 16, 2003.


Item 3. Legal Proceedings.

         At the date of this report, except as noted above under the caption "Enforcement Action", Whitewing is not engaged in any material regulatory actions.

         At the date of this report, Whitewing is engaged in the following legal proceedings:

Burlington Motor Carriers, Inc. Robert S. Koor v. Total Filter Recycling,Inc. US Bankruptcy Court for the Southern District of Indiana. Case Nos: 01-10409-AJM-7
- Approximately $30,000.00 claim by trustee in bankruptcy against TRS to reclaim rent payments to TRS for rent payments considered to be preferential payments. The case is pending. Management intends to answer the complaint and believes that the actual amount of rent payment subject to preferential payment claims is $10,000.00.

Cintas Corporation v. Total Recycling Services, Inc. Superior Court of New Jersey, Law Division Bergen County - Complaint served on June 14, 2004. $25,000 claim against TRS for the balance of a uniform clean service contract that was cancelled when TRS discontinued business operations. Management intends to answer the complaint and dispute the claim.

Environmental Products and Services, Inc. v. Total Recycling Services, Inc. Court of Common Pleas, Dauphin County, Pennsylvania. - approximately $53,000.00 claim against TRS for Environmental services related to the clean up of the Harrisburg Pennsylvania facility. Judgment will be entered shortly. Management does not believe that a successful defense can be made.

Estate of Joseph Minetto v. Total Filter Recycling, Inc. and Andrew Latham - Superior Court Of New Jersey, Law Division, Bergen County. Docket No. BER-L-9180-03. Approximately $23,000.00 claim against TRS for payments due on a non-disclosure agreement. Motion for Summary Judgment pending.

Hazleton Oil Salvage, Inc. v. Total Recycling Services. Court of Common Pleas, Luzerne County, Pennsylvania. Docket No. CV-313-03 and CV-314-03 - Approximately $16,000.00 claim against TRS for liquid waste removal from the Harrisburg, Pennsylvania facility. Judgments entered. Management did not believe that a successful defense could be made.

NE Environmental Services, Inc. v. Total Recycling Services, Inc. - State of Rhode Island, Providence Superior Court, Civil Action File No. 04-2179 - Approximately $82,000.00 claim for antifreeze purchases. Management is negotiating a settlement of the claim, but does not believe that a successful defense can be made.

USL First Source, Inc. v. Total Filter Recycling, Inc. - Superior Court of New Jersey, Law Division, Bergen County, Docket No. L-00953-03 - Approximately $50,000.00 claim (including a claim for legal fees, interest and costs)against TRS on a prior settlement regarding solvent distillation services. Judgment will be entered shortly. Management initially defended the case but after discovery determined that a successful defense could not be made and that continued litigation would result in additional legal fees assessed.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Recent Market Prices

Market for the Shares:
----------------------

         Whitewing's common stock quoted on the OTC Bulletin Board under the trading symbol of "WWLI". The high and low bid quotations for Whitewing's common stock each quarter for the past two fiscal years and the first quarter of 2004 are as follows:

Common Stock                               2002            2003            2004
                                      High     Low     High    Low     High    Low

First Quarter ended March 31,        $0.38    $0.15   $0.28   $0.15   $0.16   $0.09
Second Quarter ended June 30,        $0.76    $0.32   $0.20   $0.07
Third Quarter ended September 30,    $0.45    $0.17   $0.30   $0.05
Fourth Quarter ended December 31,    $0.21    $0.17   $0.24   $0.11


         On June 9, 2004, the closing bid and asked quotations for the Common Stock, as reported on the OTCBB, were $ 0.085 and $0.10, respectively, per share.

         These quotations are inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

Number of stockholders:
-----------------------

         At the date of this Annual Report, Whitewing has approximately 160 common stockholders, based upon information provided by its transfer agent, Depository Trust Company reports, and internal records.

Issuances of Capital Stock in Fourth Quarter of 2003:
-----------------------------------------------------

         On September 10, 2003, the Company, and its exclusive placement agent, Maxim Group, LLC ("Maxim"), commenced a private offering of up to 250,000 units (the "Units"), at a price of $8.00 per Unit, with each Unit consisting of 1 share (the "Shares")of the Company's newly designated Series A Convertible Preferred Stock, par value $.001 per share (the "Series A Convertible Preferred Stock"), and 40 Class A Common Stock Purchase Warrants (the "Warrants"). The offering (the "Offering"), was to accredited investors ("Investors") only, on a "best efforts, all or none" basis with respect to the first 62,500 Units, and on a "best efforts" basis with respect to the remaining 187,500 Units. The Offering was being made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, and closed, under extension from the Company and Maxim, on December 5, 2003. As of September 30, 2003 (the "First Closing Date"), the Company closed on the sale of the first 98,063 Units consisting of 98,063 shares of Series A Convertible Preferred Stock and 3,922,500 Warrants generating gross proceeds of approximately $784,500.

         On the first closing date, the Company issued unit purchase options to two individuals and two entities totaling 9,806 units at a purchase price of $10.00 per unit. Each unit consists of one (1) share of the Company's Series A Convertible Preferred Stock, par value $.001 per share and forty (40) Class A Common Stock Purchase Warrants.

         On the first closing Norman Raben, Geoffrey Perry, and John C. Kleinert converted loans into common stock at $.08 per share. Principal and interest totaling $603,493.15 was converted to 7,543,664 shares of common stock. In addition, Joseph J. Bianco and Bruce Rabin converted loans into common stock at $0.08 per share. Principal and interest totaling $352,442.19 was converted to 4,405,527 shares of common stock.

         Between October 10, 2003 and December 5, 2003, the Company conducted closings on the sale of 126,063 Units consisting of 126,063 shares of Series A Convertible Preferred Stock and 5,042,500 Warrants generating gross proceeds of approximately $1,008,500.00. December 5, 2003 was the final closing and the offering was closed immediately thereafter. In conjunction with these closings, the Company issued unit purchase options to one individual and two entities totaling 12,607 units at a purchase price of $10.00 per unit. Each unit consists of one (1) share of the Company's Series A Convertible Preferred Stock, par value $.001 per share and forty (40) Class A Common Stock Purchase Warrants.


Dividends:
----------

         Whitewing can legally pay dividends on its common stock only out of current and retained earnings and surplus. The board of directors has the exclusive authority and discretion to declare common stock dividends. Whitewing has not declared or paid any common stock dividends and does not expect to pay any in the foreseeable future. The board is expected to consider earnings, capital requirements and financial condition, as well as other factors, which the board believes are relevant, before it approves any dividends. Currently, under the terms of the Series A Preferred Stock, the Company is prohibited from declaring dividends on its Common Stock.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

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

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR 2003 VS FISCAL YEAR 2002
------------------------------------

Total revenues for the year ended December 31, 2003 was $1,649,647. The increase in sales was due to the consolidation of ARS into Whitewing following the May 2003 acquisition.

Gross profit as a percentage of saleswas 17% in the year ended December 31, 2003. There were no sales, cost of sales or gross profit from continuing operations in the year ended December 31, 2002.

Selling, general and administrative expenses consist primarily of compensation and related costs for managerial, selling and administrative personnel, fees for professional services, rent, insurance and other general corporate expenses. Operating expenses increased by $1,005,959 to $1,189,220 in 2003 from $183,261 in 2002. During both the year ended December 31, 2002 and December 31, 2003, noncash compensation in the amounts of $1,138,113 and $604,335, respectively, were incurred for business advisory and consulting services and stock options granted to non-employees in 2003. Costs (excluding depreciation and amortization) of $534,911 for the operating costs of ARS have been included as a result of the May 2003 completion of the acquisition of ARS. During the period ending December 31, 2003, increased depreciation and amortization costs over the previous year were incurred costs for the CWO acquisition, the inclusion of ARS as a consolidating entity and the acquisition of ARS. Lastly, warrants were expensed in the amount $754,497 in connection with the conversion of certain convertible notes payable for 7,543,664 shares of common stock.

Losses from operations for 2003 were $(913,326) an increased loss of $(729,064) from $(183,261) in 2002.

Net loss was $(6,222,328), an increased loss of $(3,562,663) from $(2,659,665)
in 2002. Interest expense for the period ending December 31, 2003 was (1,615,867). Interest expense can be attributed to four major factors. Firstly, during the first quarter of 2002, Whitewing generated revenue as a result of the CWO operating agreement. Under this agreement, Whitewing did not incur interest expense on the assets used to generate the related revenue until September 2002 when the asset purchase was completed. Secondly, capital leases, bank debt, and stockholder loans increased significantly in 2003 resulting in higher interest expense offset by lower market rates. Thirdly, interest charges have been recognized related to the convertible promissory notes issued in March 2003, which is comprised of approximately $320,503 and $754,497 related to the fair value of the warrants and the "in the money" conversion feature, respectively. Lastly, two members of the Board of Directors entered into an agreement to convert $352,442 of loans payable and interest into shares of common stock at $.08 per share. As of December 31, 2003, the loan and interest had been converted into 4,405,527 shares of common stock. The market value of the common stock on the date of conversion was $.20. The difference in the market value per share and the conversion rate per share was recorded as interest expense, which amounted to $528,663.

Included in the net loss available to common shareholders is a provision for the preferred dividend. The preferred stock issued on December 31, 2003 includes an "in the money" conversion feature that allows the holders to convert to common stock at $.08 per share of common stock. The discount arising from the "in the money" conversion feature was $786,261. The preferred stock is convertible on date of issuance; therefore, the "in the money" conversion feature has been fully recognized as a dividend at December 31, 2003.

Discontinued Operations - Waste Recycling Products and Services
---------------------------------------------------------------

In March of 2004 Whitewing discontinued business operations of its subsidiary, Total Recycling Services, Inc. f/k/a Total Filter Recycling, Inc., and began the process of selling those assets with proceeds applied to the obligations due to senior creditors.

Total revenues for the year ended December 31, 2003 increased by $604,214 or 16% to $4,444,017 as compared to $3,839,803 from the comparable period of 2002. The decrease in sales was due to the harsh winter conditions which prevented drivers from getting out to service customers, coupled with lower volumes generated by Whitewing's customers from their customers. Some of the lost sales had a ripple effect on later sales and operations, as the effect of the lost revenues severely affected cash flow and therefore the ability to fund inventory and other operating costs.

Gross profit decreased by $543,131 to $626,855 in 2003 compared with $1,169,986 in 2002. Since much of the cost of sales is fixed, loss of sales equates to a direct shortfall in profit. In addition, manufacturing is capacity constrained; in 2003, in order to supply product, Whitewing had to buy material from an outside vendor which increased cost of goods sold. Repairs to trucks and truck rentals while Whitewing's trucks were being repaired also contributed to the cost increase above 2002 levels.

Operating expenses increased by $216,508 or 8% to $2,830,522 as compared with $2,614,014 in 2002. The increased costs can be attributed to a number of factors. An environmental reserve for $50,000 was accrued for in 2003. Insurance costs increased by $113,000 as a result of the insurance industry's rate increases that affected most corporate renewals. The entire insurance portfolio was renewed during the third quarter of 2003. Depreciation and amortization on assets acquired as part of the CWO acquisition amounted to $81,000. In addition, some corporate costs related to professional fees for accounting services and consulting costs have been carried at Waste Recycling Products and Services and represent increases over 2002 levels in the amount of $226,000. Lastly, an impairment loss in the amount of $622,409 for the carrying amount of customer lists and agreements was recognized.

Losses from operations for 2003 were $(2,203,668), an increase of $(759,640) from $(1,444,028) in 2002.

Net losses were $(3,768,905), an increase of $(2,278,455) from $(1,490,450) in
2002. In addition to the losses from operations as described above, additional interest above 2002 levels was recognized on the additional borrowings related to the loans from Officer in the amount of $498,000 and $262,000.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION:

The Company received a going concern opinion on its financial statements for fiscal year ended December 31, 2002 and for the fiscal year ended December 31, 2003. A going concern opinion means that there is substantial doubt on the part of the Company's independent auditors that the Company can continue as a going concern in that the Company does not have sufficient cash and liquid assets to cover its operating capital requirements for the next twelve-month period and if sufficient cash cannot be obtained the Company would have to substantially alter its operations or may be forced to discontinue operations.

CASH:

         The cash overdraft balance at December 31, 2003 was $29,196.

         Net cash used in operating activities for the year ended December 31, 2003 was $(3,660,783). This was primarily a result of Whitewing's net loss for the period and increases in accounts receivable, inventory and accounts payable.

         Net cash provided by investing activities for the year ended December 31, 2003 was $510,430. The net cash provided was primarily from the proceeds of the sale of a property in Pennsylvania which amounted to $494,461, offset by purchases of property and equipment for $60,317. In addition, the payment for acquisitions of $46,166 also contributed.

         Net cash provided by financing activities for the year ended December 31, 2003 was $3,150,353. The cash provided was primarily from the cash received, $1,075,000, as a result of the issuance of promissory notes, the issuance of preferred stock and a loan from two Board members which was later converted to common stock. Additional cash was provided from the line of credit in the amount of $681,880 and from loans from proceeds from sales of preferred stock of $1,376,400. The mortgage on the Pennsylvania property and the term loan were paid off following the sale of the property. The balance of the cash was used for repayments of loans and obligations under capital leases and repayments of loans to related parties.

LIQUIDITY AND CAPITAL RESOURCES:

         Certain conditions indicate Whitewing may be unable to continue as a going concern. At December 31, 2003 Whitewing had negative working capital of approximately $2,190,000, negative cash flows from operations of approximately $3,661,000 an accumulated deficit of approximately $10,170,,000 and stockholders' deficiency of approximately $871,000. The accompanying financial statements do not include any adjustments that might be necessary should Whitewing be unable to continue as a going concern. If additional capital is not obtained, the Company may have to curtail operations.

         Certain stockholders, who are Board members, personally borrowed $500,000 from the bank in 2002 (bearing an interest rate of the bank's prime rate plus 1.5%, but not less than 6.25%) which was provided to Whitewing on an as needed basis. The balance on December 31, 2003 was approximately $498,000. The loan, as extended, will be due and payable on September 30, 2004. As part of the sale of the preferred stock, the Company has agreed to a covenant by which indebtedness in the amount of $500,000 owed to two Directors by the Company will not be repaid, restructured or otherwise modified until the earlier of: (i) September 30, 2006, (ii) the date on which all of the preferred stock has been redeemed by the Company or converted into shares of common stock, or (iii) the date on which the Company has maintained a consolidated debt coverage ratio for any two consecutive fiscal quarters after December 31, 2003.

         In March of 2004 the Company closed TRS, which was responsible for 70% of the Company's revenue. The Company plans to replace the revenue by focusing attention on ARS, its absorbent division, and through the growth of its distribution business, which was started in January of 2004.

         Since December 31, 2003, the Company raised $394,840 (net of closing costs and expenses) from the sale of Debentures, $293,000 from loans from Officers and Directors, and $169,500 from loans from third-parties.

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

         In August 2003, the Company and the noteholders amended their agreement. The conversion price of the Notes was reduced from $.15 per share to $.08 per share and each of Messrs. Kleinert, Raben and Perry agreed to amend the Notes so that they automatically convert into shares of common stock upon the first closing of the preferred stock private placement. As of December 31, 2003, the first closing of the preferred stock private placement was completed. Principal in the amount of $575,000 was converted to 7,187,500 shares; interest in the amount of $28,493 was converted to 356,164 shares, for a total of 7,543,664 shares. The Company and the holder of the remaining Note in the aggregate principal amount of $500,000 have agreed to reduce the conversion price from $.15 per share to $.08 per share. In addition, such Note holder has also waived the right to redeem the Note in the event that the Company receives gross proceeds from sales of its securities Of at least $500,000 in exchange for the Company's agreement to repay $250,000 in satisfaction of a portion of the outstanding principal amount and all accrued and unpaid dividends if the Company receives gross proceeds from this offering in excess of $1,500,000.

         On August 12, 2003, the Company executed a note to memorialize several loans from Bruce Raben and Joseph Bianco, totaling $125,000 and $220,000, respectively. On August 29, 2003, the parties agreed to amend the note so that they automatically convert into shares of common stock upon the first closing of the preferred stock private placement at the rate of $0.08 per share. As of September 30, 2003, the loan and interest had been converted into 6,563,699 shares of common stock. The market value of the common stock on the date of conversion was $.20. The difference in the market value per share and the conversion rate per share was recorded as interest expense, which amounted to $528,663.

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

         On the first closing Norman Raben, Geoffrey Perry, and John C. Kleinert converted their loans into common stock at $.08 per share. Principal and interest totaling $603,493.15 was converted to 7,543,664 shares of common stock. In addition, Joseph J. Bianco and Bruce Raben converted loans into common stock at $0.08 per share. Principal and interest totaling $352,442.19 was converted to 4,405,527 shares of common stock.

         Between October 10, 2003 and December 5, 2003, the Company conducted closings on the sale of 126,063 Units consisting of 126,063 shares of Series A Convertible Preferred Stock and 5,042,500 Warrants generating gross proceeds of approximately $1,008,500.00. December 5, 2003 was the final closing and the offering was closed immediately thereafter. In conjunction with these closings, the Company issued unit purchase options to one individual and two entities totaling 12,607 units at a purchase price of $10.00 per unit. Each unit consists of one (1) share of the Company's Series A Convertible Preferred Stock, par value $.001 per share and forty (40) Class A Common Stock Purchase Warrants.


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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Change In Accountants:
-----------------------

         Effective March 24, 2004, the Board of Directors of Whitewing approved the engagement of Goldstein & Ganz, CPA's PC ("Goldstein & Ganz") as the Company's independent accountants to audit the Company's financial statements for the fiscal year ended December 31, 2003, when Weiser LLP ("Weiser")declined to stand for re-election because of a fee dispute.

         The reports of Weiser on the Company's financial statements as of and for the fiscal year ended December 31, 2002 or any subsequent interim period through the date preceding Weiser's declination to stand for re-election did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report did contain a statement of uncertainty relative to going concern for the year ended December 31, 2002 and subsequent interim periods.

         During the Company's fiscal year ended December 31, 2002 and in the interim period from January 1, 2003 through the date preceding Weiser's declination to stand for re-election, there were no disagreements between the Company and Weiser LLP concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weiser LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         No "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K) occurred during the fiscal year ended December 31, 2002 and any subsequent interim period preceding Weiser's declination to stand for re-election.

         The Company did not consult with Goldstein & Ganz during the Company's fiscal year ended December 31, 2002 and subsequent interim period through the date that Goldstein & Ganz was engaged, on the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered by Goldstein & Ganz on the Company's financial statements; any accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement between the Company and the prior auditor (as defined in Item 304(a)(i)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a)(i)(v) of Regulation S-K).

ITEM 8A: Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The directors and executive officers of Whitewing as of May 20, 2004 are as follows:

                                                                      Director
Name                   Age      All positions with Whitewing           Since
----                   ---      ----------------------------           -----
Joseph Bianco           53      Chairman of the Board of Directors     2002
                                President & Chief Executive Officer
Norman Raben            73      Director, Executive Vice President,    2002
                                   Chief Financial Officer, Chief
                                   Operating Officer, and Secretary
Bruce Raben             50      Director                               2002
John C. Kleinert        45      Director                               2003
Thomas A. Cattani       43      Vice President, Assistant Secretary
                                   and General Counsel

         The board that resigned in connection with Whitewing's acquisition of Total Filter Recycling, Inc. has the right to appoint a board member but thus far has not taken action.

         The holders of Whitewing's common shares elect each director. Each outstanding common share has one vote. If the election is held at the annual meeting of stockholders, the vote required for election is a simple majority of the total votes cast for and withheld from voting for each director, assuming a quorum of at least one-half of all outstanding common shares is present in person or represented by proxy. If the election is by written consent instead of at an annual meeting, as permitted by Delaware corporation law, the vote required for election is a simple majority of the total outstanding common shares. Whitewing's Certificate of Incorporation currently provides for a Board of Directors divided into two classes of directors serving staggered terms, with one-half of the total number of authorized directors (currently five) to be elected annually to serve a two-year term. The current board of directors serves as a result of the Stock Exchange Agreement under which Whitewing acquired Total Filter on May 3, 2002. The term of office of Mr. Bianco expires in 2004 and the term of office of Messrs. B. Raben, N. Raben, and a vacant seat expired in 2003, but Messrs B. Raben and N. Raben continue to serve until such time as they are re-elected or replaced at next shareholders meeting, which is expected to take place in the third quarter of 2004. Directors are currently uncompensated. Whitewing's board of directors elects or appoints its officers, as provided in the bylaws, subject to any employment agreements.

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

         Joseph J. Bianco has been the Chairman of the Board and a Director since May 2002 and the President and Chief Executive Officer since April 2, 2004. Mr. Bianco graduated from Yale Law School in 1975, where he was an editor of the Law Journal. Subsequently, he became Associate Dean at Cardozo School of Law at Yeshiva University. During that period, he was author of two books and various scholarly articles. In 1982, Mr. Bianco left the academic world and bought Lotus Performance Cars, Inc., which was sold, to General Motors in 1987. Mr. Bianco began at that time to invest for his own account, and in 1990, founded Alliance Entertainment Corporation, where he was CEO from the outset. In 1996, Mr. Bianco sold control of NYSE-Listed Alliance, then the leading independent distributor of music in the world, and resumed his private investing activities. In 1998, an investor group led by Mr. Bianco bought the first of several magazine distributors that were consolidated into the Interlink Companies, of which Mr. Bianco was Chairman. Interlink, by then the leading distributor of magazines to booksellers and other retailers was sold in 2001 to the Source-Interlink Companies. From 1997 to 2000 Mr. Bianco was also Chairman of Cognitive Arts, Inc., a leading creator of educational software, which was purchased from Northwestern University. In 2003, Mr. Bianco, founded Sheridan Square Acquisitions, and currently is the Chairman. Recent acquisitions include Artemis Records and Musicrama, an independent music distributor. Mr. Bianco also serves on the Board of several other private corporations as well as two non-profit organizations.

         John C. Kleinert is a member of the Company's Board of Directors, including its Audit and Compensation Committees. Mr. Kleinert is a former Partner of Goldman Sachs & Co., the global investment banking firm. Mr. Kleinert earned a Bachelor of Science degree in Chemical Engineering from Princeton University in 1981. From 1982 through 1997, he worked in various capacities at Goldman Sachs & Co. in New York. In 1994 he was elected General Partner of the firm. Since retiring from Goldman Sachs, Mr. Kleinert has invested for his own account and pursued several business ventures.

         Bruce Raben has been a Director of Whitewing since May 2002. Mr. Raben is the founder and partner of Hudson Capital Advisors, LLC, which was formed in the first quarter of 2004. From 1996 through 2003, Mr. Raben was with CIBC World Markets serving as managing director from 1996 to 2002 and as a consultant thereafter. Prior to joining CIBC-World Markets, he was a founder, Managing Director and co-head of the Corporate Finance Department of Jefferies & Co. Mr. Raben has served as a Director of various public and private companies, and currently serves on the Boards of Fresh Direct, and Equity Marketing, Inc. Mr. Raben is an investor in many private companies and, until May 2001, was Co-Chairman and a member of the Board of Directors of The InterLink Companies, Inc. He earned an MBA degree from the Columbia Business School and an AB from Vassar College. Mr. Raben is Norman Raben's son.

         Norman Raben has been a Director and the Executive Vice President and Secretary, of Whitewing since May 2002 and its Chief Financial Officer and Chief Operating Officer since March of 2004. Until December 31, 2001, Mr. Raben was a Senior Vice President of the Source Interlink Companies, Inc., a NASDAQ listed company. He acted as a consultant to Source Interlink until May 31, 2002 In 1998, an investor group led by Mr. Bianco bought the first of several magazine distributors that were consolidated into the Interlink Companies. Interlink, by then the leading distributor of magazines to booksellers and other retailers was sold in 2001 to the Source-Interlink Companies. Mr. Raben has over twenty-five years experience in magazine publishing, printing, direct marketing and distribution. He attended George Washington University. Mr. Raben is Bruce Raben's father.

         Thomas A. Cattani, Esq. has been Whitewing's Vice President, Asst. Secretary, and General Counsel since May 2002. Mr. Cattani was in private practice as a sole practitioner from April 1994 until July 2000, at which time he joined Whitewing. In private practice, Mr. Cattani concentrated on the legal needs of small and medium sized businesses. Mr. Cattani is licensed to practice before all courts in the State of New Jersey, United States District Court, and the United States Tax Court. He prepares the majority of the Whitewing's contracts and retains and manages the relationships with outside counsel, as required. He is responsible for all regulatory compliance, licensing, permitting and all legal matters including acquisitions, contracts, collections and corporate formalities. He also supervises the Human Resources Department. Mr. Cattani earned a J.D. Degree from Rutgers University School of Law in 1988. He was the recipient of a Tax Honors Certificate.

Item 10.  Executive Compensation - Employment and Consulting Agreements.

         The following table summarizes the annual compensation paid by Whitewing during fiscal years ended December 31, 2001, 2002 and 2003 to the President and Chief Executive Officers of Whitewing. One other executive officer of Whitewing received an annual salary and bonus exceeding $100,000 during the year ended December 31, 2002 and is listed below.

                               Annual Compensation
---------------------  -------------------------------------
Name &                                    Other
Principal              Fiscal   Salary &  Annual
Position               Year     Bonuses   Compensation
--------               ------   -------   ------------

Cynthia Kolke          2001       90,000     2,330*
 (Chief Executive      2002        None
  Officer) 2003 None

Andrew T. Libby, Jr.   2001        None
(Chief Executive       2002        None
  Officer) 2003 None

Andrew V. Latham, Jr.  2001       69,231
(Chief Executive       2002      134,034
  Officer)             2003      117,461

Norman Raben           2001        None
(Executive Vice-       2002      133,235
  President/Secretary  2003       89,423

*Includes payments of $2,331 in 2001 of accrued vacation.

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

         In August 2003, the Company entered into a two (2) year employment agreement with Kevin A. DeLeon, pursuant to which Mr. DeLeon agreed to serve as the Company's President and Chief Executive Officer commencing on First Closing Date as well as such other positions as reasonably requested by the Board of Directors (the "DeLeon Agreement"). Accordingly, effective September 30, 2003, Mr. DeLeon served as the Company's Chief Executive Officer and as a member of the Company's Board of Directors. The term of the DeLeon Agreement was subject to automatic extension for one (1) year unless either party terminated the agreement at least 3 months prior to the end of the applicable term. The Company agreed to pay Mr. DeLeon an annual salary of $150,000 subject to increases, in the discretion of the Board of Directors, following the closing of an acquisition of a similar or complimentary business. The DeLeon Agreement provided that Mr. DeLeon receive an annual cash bonus as of each December 31st during the term of the DeLeon Agreement out of a bonus pool segregated for senior executives (the "Bonus Pool"). The Bonus Pool was to be equal to 7.5% of the Company's earnings before the payment of interest and taxes and before deductions for depreciation and amortization for the Company's most recent fiscal year ended December 31. In addition, Mr. DeLeon was issued options to purchase 2,000,000 shares of the Company's Common Stock under the Company's 2003 Stock Option Plan. The options were to vest one half on the First Closing Date, and one quarter on each of the first anniversary and second anniversary thereof at an exercise price equal to the fair market value of the Common Stock on the First Closing Date or $.20 per share. The Company also agreed to reimburse Mr. DeLeon for reasonable out-of-pocket expenses incurred in connection with the performance of his duties (including up to $750 per month for an automobile allowance) and to provide him with a $1 million term life insurance policy, assuming such policy could be obtained at reasonable and customary rates. In the event that Mr. DeLeon's employment was terminated other than for death, disability (as defined in the DeLeon Agreement), for Cause (as defined in the DeLeon Agreement) or due to Mr. DeLeon's resignation, the Company was required to pay Mr. DeLeon's base salary for the remainder of the applicable term of the DeLeon Agreement. During the term of employment and for the twelve month period thereafter, Mr. DeLeon agreed not to compete with the Company's business in the State of New Jersey nor solicit the Company's employees or customers. The DeLeon Agreement contains other customary provisions.

         In March 2004, the positions held by Mr. DeLeon were assumed by Michael Risley, Who was hired by the company due to his experience in managing a public company. The company is negotiating a settlement with Mr. DeLeon.

         In August 2003, the Company entered into a two (2) year employment agreement with Andrew V. Latham, pursuant to which Mr. Latham agreed to serve as the Company's Executive Vice President and Chief Technology Officer commencing on the First Closing Date as well as such other positions as reasonably requested by the Board of Directors (the "Latham Agreement"). The term of the Latham Agreement was subject to automatic extension for one (1) year unless either party terminated the agreement at least 3 months prior to the end of the applicable term. The Company agreed to pay Mr. Latham an annual salary of $145,000 subject to increases, in the discretion of the Board of Directors, following the closing of an acquisition of a similar or complimentary business. The Latham Agreement provided that Mr. Latham receive an annual cash bonus as of December 31st during the term of the Latham Agreement out of the Bonus Pool. Mr. Latham was issued options to purchase 150,000 shares of the Company's Common Stock under the Company's 2003 Stock Option Plan. The options were to vest two thirds on the date of grant and one third on the first anniversary thereof at an exercise price of $.08 per share. The Company also agreed to reimburse Mr. Latham for reasonable out-of-pocket expenses incurred in connection with the performance of his duties (including up to $750 per month for an automobile allowance) and to provide him with a $1 million term life insurance policy, assuming such policy could be obtained at reasonable and customary rates. In the event that Mr. Latham's employment was terminated other than for death, disability (as defined in the Latham Agreement), for Cause (as defined in the Latham Agreement) or due to Mr. Latham's resignation, the Company was required to pay Mr. Latham's base salary for the remainder of the applicable term of the Latham Agreement. During the term of employment and for the twelve month period thereafter, Mr. Latham agreed not to compete with the Company's business in the State of New Jersey nor solicit the Company's employees or customers. The Latham Agreement contained other customary provisions and replace and supercede the existing employment agreement between the Company and Mr. Latham.

         On March 18, 2004, Andrew V. Latham, Jr. resigned his positions as Executive Vice President, Chief Technology Officer, and Director of the Company and all offices in subsidiary companies. The Company is currently negotiating a consulting agreement with Mr. Latham to serve as a technical adviser.

         In August 2003, the Company entered into a two (2) year employment agreement with Norman Raben, pursuant to which Mr. Raben would serve as the Company's Executive Vice President and Secretary as well as such other positions as reasonably requested by the Board of Directors (the "Raben Agreement"). The term of the Raben Agreement is subject to automatic extension for one (1) year unless either party terminates the agreement at least 3 months prior to the end of the applicable term. The Company agreed to pay Mr. Raben an annual salary of $145,000 subject to increases, in the discretion of the Board of Directors, following the closing of an acquisition of a similar or complimentary business. The Raben Agreement provides that Mr. Raben receive an annual cash bonus as of December 31st during the term of the Raben Agreement out of the Bonus Pool. Mr. Raben was issued options to purchase 500,000 shares of the Company's Common Stock under the Company's 2003 Stock Option Plan. The options are to vest two thirds on the date of grant and one third on the first anniversary thereof at an exercise price of $.08 per share. The Company also agreed to reimburse Mr. Raben for reasonable out-of-pocket expenses incurred in connection with the performance of his duties (including up to $750 per month for an automobile allowance) and to provide him with a $1 million term life insurance policy, assuming such policy could be obtained at reasonable and customary rates. In the event that Mr. Raben's employment is terminated other than for death, Disability (as defined in the Raben Agreement), for Cause (as defined in the Raben Agreement) or due to Mr. Raben's resignation, the Company is required to pay Mr. Raben's base salary for the remainder of the applicable term of the Raben Agreement. During the term of employment and for the twelve month period thereafter, Mr. Raben has agreed not to compete with the Company's business in the State of New Jersey nor solicit the Company's employees or customers. The Raben Agreement contains other customary provisions and replaced and superceded the existing employment agreement between the Company and Mr. Raben.

         On March 18, 2004, Norman Raben assumed the additional positions of Chief Operating Officer and Chief Financial Officer of the Company. He will remain Executive Vice President and Secretary. The Company is currently negotiating a revised employment agreement with Mr. Raben to reflect the change in corporate responsibility.

         On March 18, 2004, the Company entered into a three (3) year employment agreement with Michael Risley, pursuant to which Mr. Risley agreed to serve as the Company's President and Chief Executive Officer commencing on March 18 2004 as well as such other positions as reasonably requested by the Board of Directors (the "Risley Agreement"). Accordingly, effective March 18 2004, Mr. Risley served as the Company's Chief Executive Officer and as a member of the Company's Board of Directors. The term of the Risley Agreement is subject to automatic extension for two one-year terms at Mr. Risley's option and thereafter automatic extensions for successive one year terms unless either party terminated the agreement at least 3 months prior to the end of the applicable term. The Company agreed to pay Mr. Risley an annual base salary of $156,000 with increases to $186,000 on January 1, 2005 and $206,000 on January 1, 2006. The salary is subject to increases, in the discretion of the Board of Directors, following the completion of any acquisition during the employment period, or other agreed milestones. The Risley Agreement provided that Mr. Risley receive, during the term set forth in the Risley Agreement, an annual cash bonus each year, commencing December 31, 2004, out of a bonus pool segregated for senior executives (the "Bonus Pool"). Other senior executives may be added to the pool, but as of the date of the contract the pool consisted of Mr. Risley and Mr. Raben. The Bonus Pool was to be equal to 10% of the Company's earnings before the payment of interest and taxes and before deductions for depreciation and amortization for each fiscal year. In addition, Mr. Risley was issued options to purchase a number of shares equal to 18% of the issued and outstanding shares of the common stock of the Company on a fully diluted basis at an exercise price of $.01 per share. The amount is calculated upon vesting, which was to occur 1/3 on signing and 1/3 on each anniversary of signing for two years. All options were to vest upon a Change of Control of the Company (as defined in the Risley agreement). The options were to expire on March 18, 2011 or three years from termination, whichever was sooner. The Company also agreed to reimburse Mr. Risley for reasonable out-of-pocket expenses incurred in connection with the performance of his duties including automobile expenses allowance of $5,000.00 plus $900.00 per month unless an alternate executive automobile policy is in place. In the event that Mr. Risley's employment is terminated other than for death, Disability (as defined in the Risley Agreement), for Cause (as defined in the Risley Agreement), the Company is required to pay Mr. Risley's base salary for the remainder of the applicable term of the Risley Agreement. In the event that Mr. Risley resigns, the Company is required to pay all benefits for a period of three (3) years and an amount equal to three (3) times annual base salary payable in bi-weekly installments. During the term of employment and for the twelve month period thereafter, Mr. Risley agreed not to compete with the Company's business in the State of New Jersey nor solicit the Company's employees or customers. The Risley Agreement contains other customary provisions.

         On April 2, 2004, Michael Risley resigned as President and Chief Executive Officer and Director of the Company and Joseph Bianco, the Board's Chairman, assumed the offices of President and Chief Executive Officer. Mr. Risley decided to return to his prior position with the Company, which was as a consultant, until the Company is better funded, at which time he expects to resume his positions as President, Chief Executive Officer, and Director. During his tenure as a consultant, Mr. Risley will be compensated at the same rate as he was under his employment agreement, however his option package was amended to provide options equal to 12% of the issued and outstanding shares, on a fully diluted basis, at a purchase price of $0.01 per share. The number of options are calculated upon date of vesting. The first 6% of the options are vest upon the final closing of the private offering of Convertible Debentures and the second 6% are calculated at a certain date one year thereafter. All of these options expire on a certain date 7 years after the date of vesting.

         During the fiscal year ended December 31, 2003, neither Whitewing's Chief Executive Officer nor the other executive officers named in the above Summary Compensation Table exercised any options.

         There were no options/SARS granted during the last fiscal year to Whitewing's executive officers named in the above Summary Compensation Table.

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

Individuals owning greater than 5%
----------------------------------

Name                                        Number of Shares     Percentage
----                                        ----------------     ----------
Andrew Latham     (1)                          11,210,000            17.1
Frances M. Latham (1)                          11,210,000            17.1
Michael Risley     (2)                          9,150,543            14.0
Total shares owned by Individuals             ------------          ------
owning greater than 5% (3 persons)             20,360,543            31.1

(1) Andrew Latham is the spouse of Frances Latham. 11,000,000 held in the name of Frances Latham. 150,000 options held by Andrew Latham. 100,000 options are held by Frances Latham. 60,000 vested in May of 2004 and 40,000 will vest in May of 2005. Options are exercisable at $0.08 per share and expire on May 7, 2013.
(2) Options to purchase shares of the Company's common stock which, pursuant to a consulting agreement dated April 6, 2004. Options are exercisable at $0.01 per share and expire in August of 2011. These Options are subject to vesting. For a description of such options, see Item 10 "Executive Compensation - Employment and Consulting Agreements."

Directors and Executive Officers
--------------------------------

Name                                        Number of Shares     Percentage
----                                        ----------------     ----------
Joseph Bianco    (1)                           6,163,726            10.4
Jack Kleinert                                  7,613,699            12.9
Norman Raben     (2)                           9,640,054            16.1
Bruce Raben      (2)                           9,640,054            16.1
Total shares owned by                         -----------          ------
Directors and Officers (4 persons)            23,417,479            39.4

(1) 200,000 of the shares are held by Joseph Bianco SEP IRA Bear Stern
Custodian.
(2) Norman Raben is the father of Bruce Raben. 1,278,253 shares held by Norman Raben. 4,741,801 shares held by Bruce Raben. 3,620,000 option/warrants held by Norman Raben. No option/warrants held by Bruce Raben.

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

         On January 1, 2002, the Company purchased intellectual property consisting of various formulae, equipment designs, mechanical device adaptations and other intellectual property for $194,504 from a stockholder of Advanced Recovery Solutions, Inc. ("ARS") a 50% owned company. The Company paid $50,000 cash and the other $144,504 was in the form of a note. The note is to be repaid in monthly installments of $8,333 including interest imputed at 4.75% per annum through July 2003. The balance at December 31, 2003 amounted to $28,568.

         Two of the Company's directors entered into an unsecured commercial note ("Director's Note") of up to $500,000 with a bank. Simultaneously, the Company entered into an unsecured subordinate promissory note with the directors bearing identical terms and conditions to the Director's Note, which matures on September 30, 2004 and bears interest at the rate of 1.5% over prime but not less than 6.25% (6.75% at December 31, 2002). The note is secured by the Company's note receivable. The note is subordinated to the line of credit borrowings from the same bank. The note agreement provides that when the Company sells its property, the sale proceeds are to first pay the mortgage and then to pay off the note. The Company guaranteed the note from the bank to the directors. The balance at December 31, 2003 amounted to approximately $498,000.

         In connection with the acquisition of an additional interest in Advanced Recovery Solutions, Inc., the Company executed notes payable to Geoffrey Perry and Carol Dancer, which aggregated to approximately $227,000 at December 31, 2003. These loans consist of installment notes amounting to approximately $158,000 payable through 2006 and demand notes of approximately $69,000.

         On September 30, 2003 three officers/directors converted their holdings into common stock at $.08 per share. Principal and interest totaling $603,493.15 was converted to 7,543,664 shares of common stock. In addition, two directors converted loans into common stock at $0.08 per share. Principal and interest totaling $352,442.19 was converted to 4,405,527 shares of common stock.

Item 13.  Exhibits and Reports on Form 8-K.

    (a) Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:
            3.1   Certificate of Incorporation*
            3.2   Bylaws*
            3.3   Reincorporation Agreement*
           10.1 Stock Purchase Agreement, dated as of February 26, 2003 (incorporated by reference from Whitewing's Current report on form 8K filed on May 14, 2003)
           10.2 Placement Agency Agreement, dated as of September 10, 2003 as amended, between the Company and Maxim (incorporated by reference from Whitewing's Current report on form 8K filed on October 9, 2003)
           10.3   Employment Agreement of Andrew V. Latham Jr.
                  (incorporated by reference from Whitewing's Current report on form 8K filed on October 9, 2003)
           10.4   Employment Agreement of Kevin DeLeon
                  (incorporated by reference from Whitewing's Current report on form 8K filed on October 9, 2003)
           10.5   Employment Agreement of Norman Raben
                  (incorporated by reference from Whitewing's Current report on form 8K filed on October 9, 2003)
           10.6   Employment Agreement of Michael Risley
                  (incorporated by reference from Whitewing's Current report on form 8K filed on April 1, 2004)
           10.7   Consulting Agreement of Michael Risley dated as of April 6,
                  2004
            3.4 Certificate of Designation of Rights, Preferences, and Limitations of Series A Convertible Preferred Stock of Whitewing Environmental Corp. (incorporated by reference from Whitewing's Current report on form 8K filed on October 10,
                  2003)
           21.1   List of Subsidiaries
           31.1 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
           31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
           32.1 Certifications Of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of Sarbanes-Oxley Act Of 2002
           32.2 Certifications Of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of Sarbanes-Oxley Act Of 2002

* Incorporated by reference from Whitewing's Registration Statement on Form S-1 (33-97156) which became effective under the Securities Act of 1933, as amended, on February 9, 1996.

    (b)    Reports on Form 8-K

           Current report on form 8K filed on October 10, 2003 with respect to items 5, 7 & 9.


Item 14. Principal Accountant Fees and Services.

During 2003 and 2002, there were no billings by Weiser LLP to the Company for non Audit-Related Fees and Tax Fees. Additionally, they did not provide any services to the Company related to financial information systems design and implementation.

The aggregate fees billed by Weiser LLP to the Company for the years ended December 31, 2003 and 2002 are as follows:

                                                      2003     2002
                                                      ----     ----

                  Audit Fees (1)...............     $369,575 $215,540
                  All Other Fees ..............         -        -
                                                     -------  -------
                  Total Fees for Services Provided  $369,575 $215,540
                                                     =======  =======

(1) Audit services included (a) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company's consolidated financial statements, and (b) services that only the independent auditor reasonably can provide, such as services associated with SEC registration statements, periodic reports and other documents filed with the SEC or related thereto.

                                                                Page

Report of Independent Registered Public Accounting Firm         F-1 - F-2

Balance Sheet as of December 31, 2003                           F-3

Statements of Operations for the years ended
   December 31, 2002 and 2003                                   F-4

Statements of Shareholders' Equity for the years ended
   December 31, 2002 and 2003                                   F-5

Statements of Cash Flows for the years ended
   December 31, 2002 and 2003                                   F-7

Notes to Financial Statements                                   F-8 - F-24

                   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Whitewing Environmental Corp.

We have audited the accompanying consolidated balance sheet of Whitewing Environmental Corp. and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Whitewing Environmental Corp. and subsidiaries at December 31, 2002, were audited by other auditors whose report dated March 21, 2003, expressed a qualified opinion on those statements due to the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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


                                            Goldstein & Ganz, PC

New York, N.Y.
June 11, 2004

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

                                   Weiser LLP

New York, N.Y.
March 21, 2003

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS

Current assets:
    Accounts receivable, net of allowance for
      doubtful accounts of $90,173                               $      225,694
    Inventory                                                           334,917
    Prepaid expenses and other current assets                           293,247
    Assets held for sale                                                100,000
    Assets of discontinued operations                                 1,034,200
                                                                 ---------------
           Total current assets                                       1,988,058
                                                                 ---------------

Property and equipment, net                                           1,452,441

Other assets:
    Intangible assets                                                   574,465
    Other assets                                                         24,983
                                                                 ---------------
           Total assets                                          $    4,039,947
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                $       29,196
   Lines of credit                                                      354,380
   Current maturities of bank loans and mortgage                        133,170
   Current maturities of loans payable - related parties                227,368
   Current maturities of loans payable                                  180,148
   Convertible notes payable                                            500,000
   Accounts payable and accrued expenses                                510,259
   Liabilities of discontinued operations                             2,243,676
                                                                 ---------------
         Total current liabilities                                    4,178,197

Noncurrent liabilities:
   Bank loans and mortgage, net of current maturities                   702,179
   Obligations under capital leases, net of current maturities           22,865
   Loans payable, net of current maturities                               8,135
                                                                 ---------------
         Total liabilities                                            4,911,376
                                                                 ---------------

Commitment and contingencies

Stockholders' deficiency:
   Preferred stock, $.001 par value, 500,000 shares authorized
      Series A convertible preferred stock, 400,000 shares
        authorized, 224,126 shares issued and outstanding
        ($16 per share liquidation preference - Note 2)                     224
   Common stock, $.001 par, 100,000,000 shares authorized,
       51,560,634 shares issued and outstanding                          51,561
   Additional paid-in capital
       Attributable to Preferred Stock                                2,162,437
       Attributable to Common Stock                                   7,084,029
   Accumulated deficit                                              (10,169,680)
                                                                 ---------------
         Total stockholders' deficiency                                (871,429)
                                                                 ---------------

         Total liabilities and stockholders' deficiency          $    4,039,947
                                                                 ===============

                 See notes to consolidated financial statements.

                 WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For The Years Ended December 31,
                                                 -------------------------------
                                                     2002               2003
                                                 -------------     -------------

Product sales                                    $         --      $  1,649,647
Rental income                                              --                --
                                                 -------------     -------------
                                                           --         1,649,647

Cost of goods and services sold                            --         1,372,752
                                                 -------------     -------------

Gross profit                                               --           276,895
                                                 -------------     -------------

Operating expenses:
    Selling, general and administrative
       expenses                                       183,108           977,359
    Bad debt expense                                       --            90,173
    Depreciation and amortization                         153           121,689
                                                 -------------     -------------
Total operating expenses                              183,261         1,189,221
                                                 -------------     -------------

Loss before other income and expenses
  and loss from discontinued operations              (183,261)         (912,326)
                                                 -------------     -------------

Other income (expense):
    Other income                                        5,922             5,807
    Interest expense                                       --        (1,615,867)
                                                 -------------     -------------
       Total other income (expense)                     5,922        (1,610,060)
                                                 -------------     -------------
Loss from operations                                 (177,339)       (2,522,386)
Discontinued operation:
   Loss from operations of discontinued
   TRS, (including loss on disposal of
   $2,549,299 in 2003)                             (2,482,326)       (3,699,942)
                                                 -------------     -------------
Net Loss                                           (2,659,665)       (6,222,328)
Preferred stock dividend (including
   beneficial conversion feature)                          --          (786,261)
                                                 -------------     -------------
Net loss available for common
   Stockholders                                  $ (2,659,665)     $ (7,008,589)
                                                 =============     =============

Per Share Data:
Basic/diluted loss (after provision
   for preferred stock dividend)                 $       (.09)     $       (.17)
                                                 =============     =============

Weighted average shares outstanding                28,630,684        41,112,173
                                                 =============     =============

                 See notes to consolidated financial statements.

                                           WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

                                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

                                                                                                                Additional1
                                                       Commom                      Preferred                  Paid-in Capital
                                              Shares            Amount        Shares        Amount        Commom        Preferred
                                           -----------------------------------------------------------------------------------------
Balance, December 31, 2001                    17,600,000      $  17,600            --             --    $   788,627              --
Common stock issed for services                  200,000            200            --             --          6,363              --
Common stock issued for future services        1,000,000          1,000            --             --        249,000              --
Rescission of common stock issued for
     future services                          (1,000,000)        (1,000)           --             --       (240,450)             --
Common stock to be distributed for
     non-compete agreement                       150,000            150            --             --         32,850              --
Common stock sold for cash                     3,200,000          3,200            --             --        718,867              --
Option granted to two individuals                     --             --            --             --      1,123,000              --
Exercise of options                            4,500,000          4,500            --             --         (2,250)             --
Conversion of loans payable to common
     stock                                     1,700,000          1,700            --             --        423,300              --
Recapitalization                               6,861,443          6,861            --             --        576,139              --
Recognition of compensation expense                   --             --            --             --             --              --
Net loss                                              --             --            --             --             --              --
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 2002                    34,211,443      $  34,211            --             --    $ 3,675,446              --
                                          ==========================================================================================
Convertible notes payable
    "in the money" conversion feature                 --             --            --             --        754,497              --
Issuance of warrants to convertible
     notes payable holders                            --             --            --             --        320,503              --
Issuance of options for
     advisory services                                --             --            --             --        122,570              --
Issuance of common stock issued
     for consulting services                   1,400,000          1,400            --             --        194,600              --
Issuance of shares for acquisition             2,000,000          2,000            --             --        258,000              --
Common stock issued for advisory
     services (increment for amended
     agreement)                                2,000,000          2,000            --             --        155,430              --
Options issued for services                           --             --            --             --          3,650              --
Sale of Series A convertible preferred
     stock, net of expenses                           --             --       224,126            224             --       1,376,176
Series A  convertible preferred stock
     "in the money" conversion feature                --             --            --             --             --         786,261
Issuance of warrants
     for advisory services                            --             --            --             --        126,685              --
Issuance of common stock upon
     conversion of convertible notes
     payable                                   7,543,664          7,544            --             --        595,949              --
Issuance of common stock upon
    conversion of loans payable-
     related parties                           4,405,527          4,406            --             --        876,699              --
Net Loss                                              --             --            --             --             --              --
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 2003                    51,560,634      $  51,561       224,126          $ 224    $ 7,084,029     $ 2,162,437
                                          ==========================================================================================

(continued on next page)

See notes to consolidated financial statements.


                                          WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

                                    FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003 (continued)

                                                                                                                   Total S/H
                                                 Accumulated       Unearned            Treasury Stock                Equity
                                                   Deficit       Compensation        Shares       Amount           (Deficiency)
                                          --------------------------------------------------------------------------------------
Balance, December 31, 2001                      $   (501,426)             --         200,000     $ (12,000)         $  292,801
Common stock issed for services                           --              --              --            --               6,563
Common stock issued for future services                   --        (250,000)             --            --                  --
Rescission of common stock issued for
     future services                                      --         241,450              --            --                  --
Common stock to be distributed for
     non-compete agreement                                --              --              --            --              33,000
Common stock sold for cash                                --              --              --            --             722,067
Option granted to two individuals                         --              --              --            --           1,123,000
Exercise of options                                       --              --              --            --               2,250
Conversion of loans payable to common
     stock                                                --              --              --            --             425,000
Recapitalization                                          --              --        (200,000)       12,000             595,000
Recognition of compensation expense                       --           8,550              --            --               8,550
Net loss                                          (2,659,665)             --              --            --          (2,659,665)
                                          --------------------------------------------------------------------------------------
Balance, December 31, 2002                      $ (3,161,091)             --              --            --          $  548,566
                                          ======================================================================================

Convertible notes payable
    "in the money" conversion feature                     --              --              --            --             754,497
Issuance of warrants to convertible
     notes payable holders                                --              --              --            --             320,503
Issuance of options for
     advisory services                                    --              --              --            --             122,570
Issuance of common stock issued
     for consulting services                              --              --              --            --             196,000
Issuance of shares for acquisition                        --              --              --            --             260,000
Common stock issued for advisory
     services (increment for amended
     agreement)                                           --              --              --            --             157,430
Options issued for services                               --              --              --            --               3,650
Sale of Series A convertible preferred
     stock, net of expenses                               --              --              --            --           1,376,400
Series A  convertible preferred stock
     "in the money" conversion feature              (786,261)             --              --            --                  --
Issuance of warrants
     for advisory services                                --              --              --            --             126,685
Issuance of common stock upon
     conversion of convertible notes
     payable                                              --              --              --            --             603,493
Issuance of common stock upon
    conversion of loans payalbe-
     related parties                                      --              --              --            --             881,105
Net Loss                                          (6,222,328)             --              --            --          (6,222,328)
                                          --------------------------------------------------------------------------------------
Balance, December 31, 2003                     $ (10,169,680)        $    --              --       $    --          $ (871,429)
                                          ======================================================================================

See notes to consolidated financial statements.

                           WHITEWING ENVIRONMENTAL CORP. AND SUBSIDIARIES
                                   (FORMERLY WHITEWING LABS, INC.)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      For The Years Ended
                                                                 ---------------------------
                                                                 December 31,   December 31,
                                                                    2002            2003
                                                                 ------------   ------------
Cash flows from operating activities:
    Net loss                                                     $(2,659,665)    (6,222,328)
    Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
        Depreciation and amortization                                270,641        421,745
        Bad debt expense                                              37,974        172,976
        Equity in loss of affiliate                                   44,519         48,182
        Non-cash compensation                                      1,138,113        604,335
        Non-cash note receivable write-down                               --         14,179
        Non-cash interest expense                                         --      1,603,663
        Gain on sale of property and equipment, held for sale         (2,917)      (173,373)
        Impairment loss - intangible assets                           85,390        622,409
        Changes in assets and liabilities, net of effects of
          purchase of net assets:
             (Increase) decrease in operating assets:
               Accounts receivable                                  (255,943)      (180,365)
               Inventory                                              10,771        (58,351)
               Prepaid expenses and other current assets             (20,907)      (392,239)
               Other assets                                          (48,626)        41,689
             Increase (decrease) in operating liabilities:
               Accounts payable and accrued expenses                 657,036       (138,168)
               Deferred revenue                                        2,825        (25,137)
               Security deposit                                      (15,000)            --
                                                                 ------------   ------------
Net cash used in operating activities                               (755,789)    (3,660,783)
                                                                 ------------   ------------
Cash flows from investing activities:
    Collections on note receivable                                    42,596        122,452
    Proceeds (payments) for acquisitions, net of cash acquired       228,322        (46,166)
    Proceeds from sale of property and equipment held for sale        20,969        494,461
    Purchase of property and equipment                              (408,343)       (60,317)
    Proceeds from sale of short term investments                     200,000             --
    Repayments of due from affiliate                                 226,254             --
    Advances to affiliate                                           (572,824)            --
    Payments for purchase of net assets                              (50,000)            --
                                                                 ------------   ------------
Net cash provided by (used in) investing activities                 (313,026)       510,430
                                                                 ------------   ------------
Cash flows from financing activities:
    Increase in cash overdraft                                       114,667         49,262
    Net proceeds from sales of common stock                          722,067          2,000
    Net proceeds from sales of preferred stock                            --      1,376,400
    Proceeds from (payments on) line of credit, net                  (25,403)       681,880
    Proceeds from bank loan and mortgage                             151,500        142,569
    Repayments of bank loan and mortgage                              (5,049)      (276,645)
    Proceeds from convertible loans payable                               --      1,075,000
    Principal payments of convertible loans payable                       --        (48,153)
    Principal payments of obligations under capital leases          (145,757)       (69,777)
    Proceeds from loans payable - related parties                    467,031         97,932
    Principal payments on loans payable - related parties           (148,694)            --
    Proceeds from loans payable                                           --        340,000
    Principal payments on loans payable                             (103,639)      (192,928)
    Proceeds from due to affiliate                                   116,750             --
    Repayments of due to affiliate                                   (89,565)       (27,187)
    Proceeds from exercise of stock options                            2,250             --
                                                                 ------------   ------------
Net cash provided by financing activities                          1,056,158      3,150,353
                                                                 ------------   ------------
Net decrease in cash and cash equivalents                            (12,657)            --
Cash and cash equivalents - beginning of year                         12,657             --
                                                                 ------------   ------------
Cash and cash equivalents - end of year                          $        --    $        --
                                                                 ============   ============

                           See notes to consolidated financial statements.

                                                F-7

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

On May 3, 2002, TRS executed a stock for stock exchange agreement with the Company, which was accounted for as a recapitalization. The accompanying consolidated financial statements reflect the historical results of the predecessor entity, Total Recycling Services, Inc. and Subsidiaries, and the consolidated results of operations of the Company subsequent to the recapitalization date of May 3, 2002.

The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the recapitalization on May 3, 2002.

On May 8, 2003, Whitewing purchased 50% of ARS which, together with the 50% of ARS it owned at the time, brought the Company's ownership of ARS to 100%.

In March 2004 the Company entered into an agreement to sell certain assets of Total Recycling Services of Connecticut, Inc., a wholly owned subsidiary of Total Recycling Services, Inc. In conjunction with the sale, the Company's management decided to cease the operations of Total Recycling Services, Inc. These financial statements reflect the retroactive treatment of these decisions as discontinued operations. As such, all non-reconcilable remaining assets have been written-off and the net operations of these divisions have been reported separately on the financial statement.

Basis of Preparation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, at December 31, 2003 and for the year then ended, the Company has suffered recurring losses, negative cash flows from operations of approximately $(3,661,000), negative working capital of approximately $(2,190,000), an accumulated deficit of approximately $(10,170,000) and a stockholders' deficiency of approximately $871,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to raise additional funds for working capital purposes to sustain the Company through the next twelve months and positively impact revenues. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Inventory:

The Company writes down its inventories for obsolete goods equal to the difference between the carrying cost of the inventory and the estimated market value. Accordingly, the Company wrote-down its inventory by approximately $116,000 in the fourth quarter of 2003.A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchased while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the write-down required for obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company`s inventory and its reported operating results.

Cost of Goods and Services Sold:

Cost of goods and services sold includes cost of expenses related to both service revenue and product sales. For the recycling business segment, in addition to the cost of products sold that were purchased from external vendors, such costs include those relating to trucks, drivers and other associated costs. To the extent that such latter costs are generally expended simultaneously in the furtherance of revenues, the Company has not sought to segregate such amounts from those costs relating to the underlying sources of revenues.

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

Advertising:

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002 and 2003 was $16,827 and $14,763, respectively.

Stock Based Compensation:

The Corporation uses the intrinsic-value method of accounting for stock-based awards granted to employees.

Net Loss Per Share:

Basic loss per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company's stock options and convertible securities. During the years ended December 31, 2002 and 2003, such incremental amounts were excluded from the calculation since their effect would be anti-dilutive (see below). Basic and diluted loss per share has been restated for periods prior to the recapitalization referred to in Note 3 to include the number of equivalent shares received by TRS.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the preset value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of SFAS 150, either those financial instruments wre not required to tbe recognized, or if recognized, were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company is currently evaluating the effect of SFAS 150; however the Company has not assessed the impact, if any, this standard may have on its Convertible Preferred Stock, Convertible Promissory Notes, its financial position and results of operations.

Reclassification:

Certain amounts have been reclassified in the 2002 consolidated financial statements to conform to the presentation used in the 2003 consolidated financial statements.


3. SALE OF SERIES A CONVERTIBLE PREFERRED STOCK:

On September 10, 2003, the Company and its placement agent commenced a private offering of up to 250,000 units ("units") at a price of $8.00 per unit. Each unit consists of 1 share of the Company's newly designated Series A convertible preferred stock ("preferred stock") and 40 class A common stock purchase warrants ("warrants"). As of December 31, 2003, the Company sold 224,126 units, consisting of 224,126 shares of Series A convertible preferred stock and 8,965,040 warrants for gross proceeds of $1,793,000 and net cash proceeds of $1,376,400, (net of expenses of $416,600). The warrants were valued at $303,480 based on the allocated proceeds. The preferred stock include an "in the money" conversion feature that allows the holders to convert to common stock at $.08 per share of common stock. The discount arising from the "in the money" conversion feature was $786,261. The preferred stock is convertible on date of issuance; therefore, the "in the money" conversion feature has been fully recognized as a dividend at December 31, 2003. The Company has authorized 450,000 shares of Series A convertible preferred stock.

The holders of the preferred stock are entitled to receive an annual cumulative dividend equal to 11% of the unit price ($8) payable annually on December 31, in share of common stock, or at the election of the Company in cash for the years ended December 31, 2004 and 2005. The holders may elect to receive the dividend in cash or shares of common stock. If the dividends are paid in common stock, each preferred stockholder will be entitled to receive 11 shares of common stock, subject to adjustment. As of December 31, 2003, no dividend has been recognized because the sale of the units occurred from September through December of 2003.

The Company was required to have an effective registration statement by March 31, 2004 covering the underlying common stock. The effective date may be waived or extended to a future date upon the written consent of not less than fifty percent of the preferred stockholders. If the Company does not have a registration statement that is effective by March 31, 2004, then the dividend rate will increase 2% per month until the registration statement is declared effective, not to exceed 20%. The dividend rate will be re-adjusted to 11% once the registration statement is declared effective. As of the date of this Report, the Company did not file a registration statement. The Company and the preferred shareholders are negotiating a resolution to the issue.

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

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.15 per share on the first anniversary of the sale and expires on the fourth anniversary of the sale. The warrants may be redeemed under the same terms as the common stock at a price of $.08 per warrant. The warrants contain certain anti-dilution provisions.

The placement agent received a fee of 10% of the gross proceeds ($78,450) and was issued a unit purchase option exercisable for a number of units equal to 10% of the units sold (9,806 units). The units purchase option is exercisable at $10 per unit and expires on the fifth anniversary of the sale. The unit purchase option has been valued at $76,501 using the Black-Scholes Option Pricing Model. If any warrants are exercised, the placement agent, will receive a cash fee equal to 5% of the funds received by the Company. There is a lockup provision for the Company's executive officers, directors and stockholders owning 10% or more of the outstanding common stock for a period of 1 year following the termination of the offering.

4. RECAPITALIZATION OF TRS AND PRIVATE PLACEMENT:

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

5. ACQUISITIONS

ADVANCED RECOVERY SOLUTIONS, INC.

The Company had a 50% investment in ARS, which was accounted for under the equity method. ARS manufactures and distributes industrial absorbents.

On February 26, 2003 the Company signed a Stock Purchase Agreement with the shareholders of ARS to purchase the remaining 50% for 2,000,000 shares of the Company's common stock and $223,122 in the form of cash ($50,000) and a promissory note ($173,122). The 2,000,000 shares of the Company's common stock were valued at $260,000, based on a six-day average closing price of the Company's common stock on April 15, 2003, the date of announcement. The sellers' shares of ARS are in escrow and will be released to the Company as payments are made. The purchase price has been allocated to ARS's tangible and intangible assets based on their estimated fair values on May 8, 2003, the date of acquisition. The Company purchased the remaining 50% of ARS to expand its current production capabilities and aggressively develop product lines that it has researched and developed. The results of operations of ARS have been included in the consolidated financial statements from the date of acquisition.

The sellers have entered into employment agreements with the Company which include performance bonuses. If the performance bonuses are met, the purchase price will increase at such time.

The total estimated purchase price of the acquisition is as follows:

    Cash                                         $     50,000
    Loan payable (See Note 10)                        173,122
    Common stock                                      260,000
    Amount due from ARS payable to TRS                669,514
                                                 ------------
                                                 $  1,152,636
                                                 ============

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to ARS's net assets based on their estimated fair values as of the date of acquisition as follows:

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

The following supplemental unaudited pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the years ended December 31, 2002 and 2003 as if the acquisition had occurred at the beginning of the respective periods.

                                       For The Years
                                           Ended
                             December 31, 2002   December 31, 2003
                                 (Unaudited)         (Unaudited)
                             ------------------  ------------------

       Net revenue             $  1,225,381        $  2,067,096
       Net loss                  (2,686,123)         (6,462,339)
       Net loss per share              (.09)               (.16)

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

Purchase price allocation:

            Equipment                               $      562,931
            Assumed loans and capital leases              (143,910)
            Customer lists                                 120,681
                                                   ----------------
                                                    $      539,702
                                                   ================

The estimated fair value of the assets acquired and liabilities assumed are based on an estimated valuation by management and the purchase price allocation is subject to final adjustment. The Company has engaged an independent third party to determine the fair value and the allocation of the purchase price to the assets acquired and liabilities assumed. As of the date of this report , such valuation was not yet received.

6. AGREEMENTS:

BUSINESS ADVISORY AGREEMENT:

On January 28, 2003, the Company entered into a twelve month Business Advisory Agreement (the "Agreement") for services in connection with raising funds for the Company. Furthermore, the Agreement provides for the issuance of a warrant to purchase shares with a market value of 10% of the aggregate gross consideration. On September 30, 2003, the Company issued a warrant, in connection with the conversion of certain convertible notes payable, for 650,000 shares of common stock at an exercise price of $.08 per share, which expires on September 30, 2007. The warrant was valued at $126,685, using the Black-Scholes Option Pricing Model and was charged to expense.

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

CONSULTING AGREEMENTS:

As of April 1, 2003, the Company entered into consulting agreements with 8 individuals, each of whom is to provide either business development, marketing, or legal services to the Company through March 31, 2004. As consideration for these services, the Company issued an aggregate of 1,400,000 shares of common stock. The fair value of the shares of common stock at the measurement date (April 1, 2003) was $196,000 ($.14 per share of common stock). During the year ended December 31, 2003, the Company expensed $147,000. AS of December 31, 2003, the remaining $49,000 was recorded in prepaid expenses.


7. PROPERTY AND EQUIPMENT:

Major classifications of property, plant, and equipment from continuing operations, net of accumulated depreciation of $114,227 are as follows:

                                                        December 31, 2003
                                                        -----------------

                   Land and building                       $  922,546
                   Equipment                                  443,921
                   Construction in Progress                    62,846
                   Other                                       23,128
                                                           ----------
                   Total                                   $1,452,441
                                                           ==========

Depreciation expense from continuing operations for the years ended December 31, 2002 and 2003 was $153 and $121,689 respectively.

As of December 31, 2003, the carrying net book value of TRS and TRS of CT's property, plant, and equipment was $901,234 and $386,691 respectively. In 2004 management decided to cease the operations of these two subsidiaries (See Note
25). As a result, the value of the net assets of these subsidiaries were reduced to their net realizable value at December 31, 2003. This adjustment resulted in a charge to expense in the consolidated statement of operations. The net realizable value of these assets was classified as Assets Held for Sale.

At December 31, 2002, the Company listed for sale, land and a building that were not used in operations. During 2003 the Company sold the property for net proceeds of $494,461. The land and building were reflected at their carrying amount of $321,088, net of accumulated depreciation of $15,626. The sale resulted in a gain of $173,373.

8. INVENTORY:

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The company reviews its inventory for obsolescence and provides for obsolescence when warranted.

At December 31, 2003, Inventory consists of the following:

                  Raw materials                          $      10,788
                  Work in progress                             127,533
                  Finished goods                               326,344
                                                        --------------
                  Inventory                              $     464,665
                                                        ==============

9. NOTE RECEIVABLE:

At December 31, 2002 the Company had a note receivable from a third party due in monthly payments of principal and interest (at 5%) in the amount of $5,994. In July of 2003 the principal balance and accrued interest due under the note was approximately $98,200. Due to an agreement between the Company and the third party in July of 2003, $84,000 was received by the Company for full and final settlement of all amounts due under the note. The remaining balance of the note of approximately $14,200 was written off.

10. GOODWILL

Goodwill represents the excess of the cost over the fair value of net assets relating to the acquisition of ARS and ARS formulae. As a result of the acquisition Goodwill was recognized in the amount of $574,465. In June 2001, the Financial Accounting Standards Board issued SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", and requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized, but instead be assessed for impairment at least annually by applying a fair-value based test.

As of December 31, 2003 the Company's management determined there was no impairment to the carrying value of the Company's goodwill which amounted to $574,465.

At December 31, 2003 the Company determined, based on estimated cash flow of TRS, the carrying amount of customer lists and agreements, which is assigned to the waste recycling products and service, exceeds its fair value by $622,409. Accordingly, an impairment of that amount was recognized and is separately included in the statement of operations.

11. LINE OF CREDIT, MORTGAGE PAYABLE AND EQUIPMENT LOAN:

On March 26, 2002, ARS entered into a Loan and Security Agreement with a bank, which was subsequently amended in October 2002. The Loan and Security Agreement consists of a Revolving Line of Credit of $500,000 due March 1, 2004 and an Equipment Loan of $300,000, with a term of three years. The Revolving Line of Credit bears interest at the bank's prime rate plus 1.25% (5.25% at September 30, 2003) per annum and the Equipment Loan bears interest at 7.5% per annum. Monthly principal payments of $8,307 are due on the Equipment Loan beginning April 1, 2003 until March 1, 2006. The Loan and Security Agreement is collateralized by substantially all assets (other than real estate) of ARS. The borrowings under the Revolving Line of Credit are subject to the availability of 80% of eligible accounts receivables and 40% of eligible inventory of ARS. The Company, the former Chief Technology Officer (President of the Company) and the President of ARS have guaranteed the facility. The President of ARS's guarantee is limited to $125,000. The Company unconditionally guarantees payment of all amounts owing under the facility. The guarantee remains in effect until the facility is paid in full.

At December 31, 2003, outstanding balances on the lines of credit (including the ARS Revolving Line of Credit) were $915,284. As of December 31, 2003, no borrowings were available under the lines of credit. At December 31, 2003, the outstanding balance on the Equipment Loan was $226,572.

In addition, on July 31, 2002, ARS entered into a $641,250 mortgage on the commercial property located in Watertown, New York that matures on August 1, 2017 with a financial institution. The mortgage note is collateralized by the land and building. Principal and interest payments of $5,944 are due monthly. The mortgage note bears interest at a variable rate (adjusted every three years) of prime plus 2.75% (7.5% at December 31, 2003). At December 31, 2003, the outstanding balance on the mortgage was $608,777. The Company and the Chief Technology Officer (former President of the Company) have guaranteed the mortgage.

Principal payments on the above equipment loan and mortgage are as follows:

                 Years Ended
                 December 31,
                -------------

                    2004                           $  126,273
                    2005                              127,802
                    2006                               82,403
                    2007                               32,644
                    2008                               35,178
                    Thereafter                        431,049
                                                   -----------

                                                   $  835,349
                                                   ===========

The mortgage on the Pennsylvania property and the term loan were paid off when the building and land were sold on May 21, 2003.

12. LOANS PAYABLE:

Loans payable at December 31, 2003 consisted primarily of demand loans to various individuals amounting to approximately $250,000. The remaining balance of Loans Payable corresponds to an installment equipment loan with an outstanding balance at December 31, 2003 of approximately $12,000, which matures in 2006.

13. OBLIGATIONS UNDER CAPITAL LEASES:

At December 31, 2003, future minimum lease payments required under various capital equipment leases are as follows:

           2004                                              $      187,928
           2005                                                      84,683
           2006                                                      26,452
           2007                                                      18,564
                                                              --------------
                                                                    317,627
           Less amount representing interest at
             Rates varying from 10.56% to 31.51%                    (55,130)
                                                              --------------

           Net present value of minimum lease obligations           262,497
           Less current maturities                                 (154,014)
                                                              --------------

           Obligations under capital leases, net
              of current maturities                           $     108,483
                                                              ==============

14. LOANS PAYABLE - RELATED PARTIES:

As of December 31, 2003, loans payable-related parties consists of the following:

On January 1, 2002, the Company purchased intellectual property consisting of various formulae, equipment designs, mechanical device adaptations and other intellectual property for $194,504 from a stockholder of Advanced Recovery Solutions, Inc. ("ARS") a 50% owned company. The Company paid $50,000 cash and the other $144,504 was in the form of a note. The note is to be repaid in monthly installments of $8,333 including interest imputed at 4.75% per annum through July 2003. The balance at December 31, 2003 amounted to $28,568.

Two of the Company's directors entered into an unsecured commercial note ("Director's Note") of up to $500,000 with a bank. Simultaneously, the Company entered into an unsecured subordinate promissory note with the directors bearing identical terms and conditions to the Director's Note, which matures on September 30, 2003 and bears interest at the rate of 1.5% over prime but not less than 6.25% (6.75% at December 31, 2002). The note is secured by the Company's note receivable. The note is subordinated to the line of credit borrowings from the same bank. The note agreement provides that when the Company sells its property, the sale proceeds are to first pay the mortgage and then to pay off the note. The Company guaranteed the note from the bank to the directors. The balance at December 31, 2003 amounted to approximately $498,000.

In connection with the acquisition of an additional interest in Advanced Recovery Solutions, Inc. (See Note 5), the Company has loans to various shareholders, which aggregates to approximately $227,000 at December 31, 2003. These loans consist of installment notes amounting to approximately $158,000 payable through 2006 and demand notes of approximately $69,000.

15. CONVERTIBLE NOTES PAYABLE:

In March 2003, the Company, in a private transaction, received $1,075,000 in exchange for (i) 8% convertible promissory notes (the "Notes") in the aggregate principal amount of $1,075,000 due February 28, 2004 and (ii) warrants exercisable for a total of 2,150,000 shares of common stock at $.15 per share during the period commencing on September 30, 2003 and ending on September 30, 2006. The warrants had a fair value of $320,503 at the date of issuance, creating a discount which is being recognized over the term of the Notes. At the noteholders' option, the principal and interest may be converted into the Company's common stock at an initial conversion price of $.15 per share. Each noteholder received a warrant to purchase two shares of the Company's common stock for each dollar loaned to the Company. The Notes and the warrants include anti-dilution provisions and have certain registration rights, which require the Company to file a Registration Statement with the SEC with respect to the shares of common stock issuable upon conversion of the Notes and exercise of the warrants, as soon as practicable. Holders of the Notes also have certain piggyback registration rights. Holders of the Notes may require the Company to redeem the Notes in the event the Company receives gross proceeds from the public or a private sale of its securities of at least $3,000,000. However, one
Note in the aggregate principal amount of $500,000 requires redemption of such
Note in the event the Company receives gross proceeds from such sales of its securities of at least $500,000. The Company has reserved 2,150,000 shares of common stock for issuance upon exercise of the warrants.

The Notes include an "in the money" conversion feature that allows the holders to convert to common stock at $.15 per share of common stock. The discount arising from the "in the money" conversion feature was $754,497. As of December 31, 2003, the notes have become convertible; the "in the money" conversion feature has been fully recognized as interest expense.

As of December 31, 2003, interest expense recognized for the warrants and for the "in the money" conversion feature was $1,075,000.

In August 2003, the Company and the Note holders amended the Notes so that the conversion price of the Notes was reduced from $.15 per share to $.08 per share. Three holders with Notes aggregating $575,000 agreed to amend the Notes so that the principal and interest automatically convert into shares of common stock upon the first closing of the Company's preferred stock private placement. As of September 30,2003, the first closing of the preferred stock private placement was completed. Principal in the amount of $575,000 was converted to 7,187,500 shares; interest in the amount of $28,493 was converted to 356,164 shares, for a total of 7,543,664 shares. The Company and the holder of the remaining Note in the amount of $500,000 have also agreed to reduce the conversion price from $.15 per share to $.08 per share. In addition, such Note holder has also waived the right to redeem the Note in the event that the Company receives gross proceeds from sales of its securities of at least $500,000, in exchange for the Company's agreement to repay $250,000 on the Note if the Company receives gross proceeds in excess of $1,500,000. (See Note 3).

16. STOCKHOLDERS' EQUITY:

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

On May 3, 2002, the option granted in the recapitalization was exercised and 4,500,000 shares of common stock were issued (See Note 3).

Also, on May 3, 2002, three loans in the amount of $425,000 were converted into 1,700,000 shares of common stock, which had a fair value of $.25 per share.

On January 28, 2003, the Company entered into a twelve month Business Advisory Agreement (the "Agreement") for services in connection with raising funds for the Company. The agreement, as amended, provided for the issuance of common stock, options and warrants (See Note 6).

On February 26, 2003 the Company signed a Stock Purchase Agreement with the shareholders of ARS to purchase the remaining 50% for 2,000,000 shares of the Company's common stock and $223,122 (See Note 5).

In March 2003, the Company, in a private transaction, received $1,075,000 in exchange for (i) 8% convertible promissory notes (the "Notes") in the aggregate principal amount of $1,075,000 due February 28, 2004 and (ii) warrants exercisable for a total of 2,150,000 shares of common stock at $.15 per share during the period commencing on September 30, 2003 and ending on September 30, 2006 (See Note 15).

As of April 1, 2003, the Company entered into consulting agreements with 8 individuals, each of whom is to provide either business development, marketing, or legal services to the Company through March 31, 2004. As consideration for these services, the Company issued an aggregate of 1,400,000 shares of common stock (See Note 6).

On September 10, 2003, the Company and its placement agent commenced a private offering of up to 250,000 units ("units") at a price of $8.00 per unit. Each unit consists of 1 share of the Company's newly designated Series A convertible preferred stock ("preferred stock") and 40 class A common stock purchase warrants ("warrants"). As of December 31, 2003, the Company sold 224,126 units, consisting of 224,126 shares of Series A convertible preferred stock and 8,965,040 warrants for gross proceeds of $1,793,000 and net cash proceeds of $1,376,400, (net of expenses of $416,600) (See Note 3).

17. INCOME TAXES:

At December 31, 2003 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $7,907,000, which will expire beginning in 2019 through 2021.

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2003 follow:

       Current assets:
           Allowance for doubtful accounts        $   83,000
           Valuation allowance                       (83,000)
                                                  -----------
       Net current deferred tax asset             $       --
                                                  ===========

       Noncurrent assets and liabilities:
           Depreciation and amortization          $ (200,000)
           Net operating loss carryforward         3,277,000
                                                  -----------
                                                   3,077,000
           Valuation allowance                    (3,077,000)
                                                  -----------
       Net noncurrent deferred tax  asset         $       --
                                                  ===========

No benefit for taxes has been provided in the statement of operations because the Company does not have the ability to carryback the loss due to the fact that the Company has not been profitable.

The Company has not completed income tax filings for the years ended December 31, 2001 through 2003 and intends to take the steps required to complete the tax filings as soon as practicable.

The valuation allowance increased during the year ended December 31, 2003 by approximately $2,491,000.

18. RELATED PARTY TRANSACTIONS:

During the year ended December 31, 2003, the Company purchased $0 and $64,516 of goods for resale from ARS prior to the date of acquisition.

Loans from members of the Board of Directors and other officers of the Company were made during the year ended December 31, 2003 and amounted to $396,000 and $76,000, respectively. Each of the loans bears interest at 8% and is due on demand. In August 2003, two members of the Board of Directors entered into an agreement to convert $345,000 of such loans payable and interest into shares of common stock at $.08 per share. As of December 31, 2003, the loan and interest had been converted into 4,405,427 shares of common stock. The market value of the common stock on the date of conversion was $.20. The difference in the market value per share and the conversion rate per share was recorded as interest expense, which amounted to $528,663. Portions of the loans from other officers were paid in the amounts of $33,000 and $72,000 in September 2003 and October 2003, respectively.

On May 6, 2003, ARS entered into a Note and Security Agreement with a director for $50,000, bearing interest at 8% per annum. The term is for five months with monthly payments of $5,000, plus 50% of the net profit, as defined, for each of the months in the term. The Note and Security Agreement is collateralized by equipment, inventory and real property (second to the mortgage and equipment loan lenders). As of December 31, 2003, this loan had not been paid, and the principal balance was $45,000.

Included in due to affiliate at December 31, 2003 is $17,285 due to TRS Stock Acquisition LLP, a company owned by certain stockholders. As of September 30, 2003, the Company has guaranteed $20,267 of liabilities due from TRS Stock Acquisition LLP to certain parties.

On January 24, 2003, a Loan and Security Agreement was amended to include an overadvance facility of $200,000. The amendment includes a $200,000 guarantee from two directors for the term of the Loan and Security Agreement.

In May 2003, the Company entered into a loan payable of $173,122 (bearing interest at 7.5% per annum) to the former owners of ARS, who now are shareholders of the Company. Monthly payments commence on September 1, 2003 in the amount of $5,556, which includes principal and interest for 36 months. As of December 31, 2003, the balance of the loan payable including interest for the month was approximately $158,000.00.

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

19. CONCENTRATIONS AND SIGNIFICANT CUSTOMER:

The Company has one customer that represented 22.4% and 17.1% of revenues for the years ended December 31, 2002 and 2003, respectively. This customer also accounted for 21.9% of accounts receivable at December 31, 2003. Due to the closure of TRS (See Note 25) there is no significance in the future to this customer upon the Company's financial condition.

20. COMMITMENT AND CONTINGENCIES:

       Operating Leases:

The Company leases commercial space, vehicles and equipment under noncancelable operating leases that expire on various dates. Rent expense under these leases for the years ended December 31, 2002 and 2003 was $389,664 and $501,355, respectively.

As of December 31, 2003, the future aggregate minimum lease payments under these operating leases are as follows:

         Years Ending December 31,
         -------------------------
                         2004                      $     144,723
                         2005                            118,599
                         2006                             85,328
                         2007                              5,268
                                                   --------------

                                                   $     353,918
                                                   ==============

21. 401(K) PROFIT-SHARING PLAN:

The Company has a 401(k) plan that is available to all eligible employees. The plan is an employee deferral plan only; no contributions are required or currently permitted by the employer.

22. 2003 STOCK OPTION PLAN:

On May 7, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan ("Plan"). Shares issuable under the Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company. The maximum number of shares of common stock with respect to which awards may be granted pursuant to the Plan is initially 7,000,000 shares. The Company has reserved 7,000,000 shares of common stock for issuance upon the exercise of these options. The Plan will be administered by the Compensation Committee, which was appointed by the Board of Directors. The Compensation Committee will determine the persons to whom awards will be granted, the type of award and, if applicable, the number of shares to be covered by the award. The exercise price of any incentive stock option or nonqualified option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock of the Company at the time of the grant, except as defined in the Plan with respect to a 10% stockholder. Unless terminated earlier by an action of the Board of Directors, the Plan will terminate May 7, 2013.

On May 8, 2003, the Company granted 50,000 stock options, pursuant to its 2003 Stock Option Plan, to two former employees at an exercise price of $.08 per share. The fair value of these options was calculated to be $3,650 ($.073 per share) using the Black-Scholes Option Pricing Model.

On May 8, 2003, the Company granted 1,835,000 stock options, pursuant to its 2003 Stock Option Plan, to key employees at an exercise price of $.08 per share (which was not less than the fair value on the date of grant). The stock options expire in ten years. On September 30, 2003, the Company issued an option to purchase 2,000,000 shares of common stock under the 2003 Stock Option Plan to an employee at an exercise price of $.20 per share (which was not less than the fair value on the date on grant). The option is for a term of 10 years and will vest one-half upon the date of grant, and one-quarter on the first and second anniversaries. During the year ended December 31, 2003, 175,000 stock options were cancelled. The fair value of each option grant is estimated on the date grant by use of the Black-Scholes Option Pricing Model:

                                                                          For The Years Ended
                                                                           December 31, 2003
                                                                           ------------------
                                                                              (Unaudited)
       Net loss available to common stockholders                            $ (7,008,589)
       Less stock-based compensation expense
         determined under fair value method for
         all stock options, net of related income
         tax benefit                                                            (223,130)
                                                                            -------------

       Pro forma net loss available to common stockholders                  $ (7,231,719)
                                                                            =============

       Basic and diluted loss per share, as reported                        $      (0.17)
       Basic and diluted loss per share, pro forma                          $      (0.18)

       At December 31, 2003 there were 3,710,000 options outstanding and unexercised.


23. SUPPLEMENTAL CASH FLOW INFORMATION:

The following are supplemental disclosure of cash flow information:

    Income taxes paid                       $     3,147       $     1,010
                                            ============      ============
    Interest paid                           $   114,387       $   199,400
                                            ============      ============

The following schedule provides the significant noncash investing and financing activities during the past two years:

                                                  For The Years Ended
                                         December 31, 2002    December 31, 2003
                                         ------------------  ------------------
  Leasing of equipment under capital
  lease obligations                         $   165,096       $    31,000
                                            ============      ============

  Net assets acquired in acquisition
  less cash payments                        $        --       $ 1,106,470
                                            ============      ============

  Common stock issued (7,187,500
  shares) upon the conversion of
  convertible notes payable
  (excluding interest)                      $        --       $   575,000
                                            ============      ============

  Common stock issued (4,312,500
  shares) upon the conversion of
  loans payable-related parties
  (excluding interest)                      $        --       $   345,000
                                            ============      ============

  Financing the purchase of certain
  intangible assets                         $   144,504
                                            ============

  Common stock issued (150,000
  shares) in connection with a
  non-compete agreement                     $   33,000
                                            ===========

  Conversion of $425,000 notes
  payable to 1,700,000 shares of
  common stock                              $  425,000
                                            ===========

  Net noncash assets acquired
  in the recapitalization                   $  366,678
                                            ===========

24. SEGMENT REPORTING:

During the year ended December 31, 2003, the Company had two reportable business segments: Waste Recycling Products and Services and Absorbents. Prior to its acquisition of ARS on May 8, 2003, the Company had only one segment. In March 2004, the Company entered into an agreement to sell certain assets of Total Recycling Services of Connecticut, Inc., a wholly owned subsidiary of Total Recycling Services, Inc. In conjunction with this sale, the Company's management decided to cease the operations of Total Recycling Services, Inc. and, thereby, discontinue its waste recycling business. These financial statements reflect the retroactive treatment of these decisions as discontinued operations. As such, the financials have been prepared reflecting one reportable business segment.

25. SUBSEQUENT EVENTS:

WHITEWING DISTRIBUTION CORP.

Beginning in January of 2004, the Company began operating a new division under the name Whitewing Distribution Corp. (WDC) WDC is a distributor for System One Technologies, Inc. (System One) - a manufacturer of self-cleaning parts washer sinks and paint gun cleaners ("System One Products"). Founded in 1990, SystemOne Technologies designs, manufactures, sells and supports a full range of self contained, recycling industrial parts washing products for use in the automotive, aviation, marine and general industrial markets. System One has been awarded eleven patents for its products which incorporate innovative, proprietary resource recovery and waste minimization technologies. System One is headquartered in Miami, Florida. Whitewing was granted primary distribution rights for these products in the states of Delaware, New Jersey, New York, Connecticut and Pennsylvania (from Harrisburg east).

CHANGES IN MANAGEMENT

On March 18, 2004, the Company entered into a three (3) year employment agreement with Michael Risley, pursuant to which Mr. Risley agreed to serve as the Company's President and Chief Executive Officer commencing on March 18, 2004 as well as such other positions as reasonably requested by the Board of Directors. Mr. Risley was hired by the company due to his experience in managing a public company, assuming the positions formerly held by Kevin DeLeon. The company is presently negotiating a settlement with Mr. DeLeon for his separation.

On April 2, 2004, Michael Risley resigned as President and Chief Executive Officer and Director of the Company. Mr. Risley decided to return to his prior position with the Company, as a consultant, until the Company is more adequately funded, at which time he expects to return as President, Chief Executive Officer, and Director. During his tenure as a consultant, Mr. Risley will be compensated at the same rate as he was under his employment agreement. Joseph Bianco, Chairman of the Board of Directors, assumed the offices of President and Chief Executive Officer until Mr. Risley's return.

On March 18, 2004, Norman Raben assumed the additional positions of Chief Operating Officer and Chief Financial Officer of the Company. He will remain Executive Vice President and Secretary.

On March 18, 2004, Andrew V. Latham, Jr. resigned his positions as Executive Vice President, Chief Technology Officer, and Director of the Company and all offices in subsidiary companies. The Company is currently negotiating a consulting agreement with Mr. Latham to serve as a technical adviser.

CHANGES REGARDING ARS

As of January 1, 2003, the Company had a 50% investment in ARS, which was accounted for under the equity method. ARS manufactures and distributes industrial absorbents.

On February 26, 2003 the Company signed a Stock Purchase Agreement with two shareholders of ARS (Geoffrey Perry and Carol Dancer) to purchase the remaining 50% for 2,000,000 shares of the Company's common stock and $223,122 in the form of cash ($50,000) and a promissory note ($173,122). The sellers' shares of ARS are in escrow and will be released to the Company as payments are made. The Company purchased the remaining 50% of ARS to expand its current production capabilities and aggressively develop product lines that it has researched and developed. The results of operations of ARS have been included in the consolidated financial statements from the date of acquisition. The sellers entered into employment agreements with the Company.

On April 9, 2004, Carol Dancer, Advanced Recovery Solutions' (ARS) Vice President of Sales and Marketing, resigned her position with ARS but agreed to stay on during a period of transition, which the Company treated as the creation of an at-will employment arrangement. On June 4, 2004, Dancer resigned from that position and the Company accepted her resignation and removed her from the Board of Directors of ARS.

On June 4, 2004, the employment of Geoffrey Perry, President of ARS, was terminated for cause. He was also removed from the Board of Directors of ARS. The Board of Directors of ARS has not, as of yet, elected a new President. The Company will close the ARS Foxboro Massachusetts office on or about June 15, 2004, at an annual savings of over $250,000.00. The Company is also closing its Kent, Washington warehouse at an annual savings of over $156,000.00. The Company retained a commercial realtor to find a sub-tenant or assignee for the Foxboro Massachusetts office and is negotiating a termination agreement with the landlord for the Kent Washington warehouse. The outstanding rent obligation will be accrued on the books of the Company.

DISCONTINUED OPERATIONS OF TRS

On March 19, 2004, Whitewing made the decision to discontinue operations of Total Recycling Services, Inc. (TRS), its wholly owned subsidiary.

Through the fall of 2003 TRS was planning to relocate into a larger manufacturing and distribution center and to significantly expand its reverse osmosis antifreeze recycling system. This internal growth strategy was to be buttressed by an aggressive acquisition strategy. In November and December 2003 this concept had to be reevaluated. The Departments of Environmental Protection in the States of Connecticut, New Jersey, and Pennsylvania changed their positions on a variety of regulatory issues that negatively impacted both TRS and the prospective landlords with whom they were negotiating. This regulatory repositioning will also materially impact the way recycling companies do business and what their profitability and their future value will be.

Although these issues caused the Company to reevaluate its business model, the final decision to discontinue operations resulted from an inability to find a new facility to replace the current facility. The lease on TRS's primary facility expired in January of 2004. Beginning in April of 2003, the Company made great efforts to find an appropriate facility. The fear of environmental exposure caused every landlord to impose financial demands that were far in excess of an amount that the Company could justify for this business.

AGREEMENTS

On March 5, 2004, the Company entered a consulting agreement with an NASD Broker/dealer to provide investment banking advise. For prior services, the Company agreed to issue 4,590,000 shares of Common Stock and a Warrant to purchase 4,608,000 shares of Common Stock at $.16 per share exercisable from February 10, 2004 to February 10, 2009.

On April 8, 2004, the Company entered into a placement agency agreement with an NASD broker/dealer as its exclusive placement agent, to commence a private offering of Convertible Debentures (the "Debentures"). The Company agreed to:
(i) pay such broker/dealer a cash fee equal to eight percent (8%) of the gross proceeds of the offering plus reimbursement of expenses incurred by it in connection with the Offering; and (ii) issue to the placement agent a unit purchase warrants exercisable for a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon a potential voluntary conversion of all of the Debentures sold in such offering, as compensation for its services. In April of 2004 the Company closed on $500,000, at which time certain loans from related parties totaling $455,903 were converted, dollar for dollar, into the Debentures.

OPTIONS/WARRANTS/NOTES

On February 11, 2004, the Company issued a convertible note to an individual in return for a loan of $50,000.00. The note bears interest at the rate of 10% per annum payable semi-annually. The note is convertible to common stock of the Company at $0.08 per share.

In April of 2004, the Company issued 592,800 common stock purchase warrants to three individuals. The Warrants are exercisable at $0.05 for a period of five
(5) years.

In April of 2004, the Company agreed to issued options equal to 12% of the issued and outstanding shares, on a fully diluted basis, to a consultant (Michael Risley) at a purchase price of $0.01 per share. The number of options are calculated upon date of vesting. The first 6% of the options are vest upon the final closing of the private offering of Convertible Debentures and the second 6% are calculated at a certain date one year thereafter. All of these options expire on a certain date 7 years after the date of vesting.

On May 1, 2004, the Company issued 2,000,000 options under the Employee Stock Option Plan to Norman Raben. The options are exercisable at $0.06 per share, are fully vested, and expire on May 1, 2009.

Since December 31, 2003, the Company raised $394,840 (net of closing costs and expenses) from the sale of Debentures, $293,000 from loans from Officers and Directors, and $169,500 from loans from third-parties.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITEWING ENVIRONMENTAL CORP.

By: /s/ Joseph J. Bianco
    -----------------------------------------
    Name:  Joseph J. Bianco
    Title: President and Principal Executive Officer
    Date: June 15, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Capacity in which signed:           Date signed:
---------                    -------------------------           ------------

/s/ Joseph Bianco            Director, President                 June 15, 2004
Joseph Bianco                and Principal Executive Officer

/s/ Bruce Raben              Director                            June 15, 2004
Bruce Raben

/s/ Norman Raben             Director, Executive Vice President  June 15, 2004
Norman Raben                 and Principal Financial Officer

/s/ John C. Kleinert         Director                            June 15, 2004
John C. Kleinert